Form 10-Q
period 2012-02-29
Teamupsport Inc.
filed 2012-04-13
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended February 29, 2012

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ____________ to ____________

COMMISSION FILE NUMBER    333-176429

TEAMUPSPORT INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0366971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Gillard Street, Wallaceburg, Ontario, Canada, N8A 4Z5
(Address of principal executive offices, including zip code)

519-627-7428
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 4,766,698 shares of common stock as of April 13, 2012.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of TeamUpSport Inc. (the “Company”) for the three month period ended February 29, 2012 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at February 29, 2012 and May 31, 2011.

(b)
Consolidated Statement of Operations for the three months ended February 29, 2012 and February 28, 2011, for the nine months ended February 29, 2012 and the period ended February 28, 2011 and for the cumulative period from inception (October 4, 2010) through February 29, 2012.

(c)
Consolidated Statements of Cash Flows for the nine months ended February 29, 2012 and for the period ended February 28, 2011 and for the cumulative period from inception (October 4, 2010) through February 29, 2012.

(d)	Notes to Financial Statements.

TeamUpSport Inc.
(A Development Stage Company)
Balance Sheet
as at February 29, 2012 (unaudited) and May 31, 2011

	February 29,	May 31,
	2012	2011
	(Unaudited)	(Restated)

ASSETS
Current Assets
Cash	$38,553	$49,137

Total Assets	38,553	49,137

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Officer Loan	1,302	1,302
Loans Payable	-	38,000

Total Liabilities	$1,302	$39,302

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 65,000,000 shares authorized;
Issued and outstanding:
0 shares at May 31, 2011,
4,766,698 shares at February 29, 2012	4,767	-
Additional Paid-in Capital	47,566	-
Subscriptions	-	14,333
Deficit during the development stage	(15,082)	(4,498)

Total Stockholders' Equity	37,251	9,835

Total Liabilities and Stockholders' Equity	$38,553	$49,137

See accompanying notes to interim financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Statement of Operations
For the period since inception, October 4, 2010, through February 29, 2012
(Unaudited)

					For the period
	For the	For the	For the	For the	from Inception,
	three months	three months	nine months	period	Oct. 4, 2010
	ended	ended	ended	ended	through
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Operating Income	-	-	-	-	-

General and Administrative Expenses:
Professional Fees	300	2,000	7,585	2,000	10,585
Other Administrative Expenses	858	160	2,999	166	4,497
Total General and
Administrative Expenses	1,158	2,160	10,584	2,166	15,082

Net Income (Loss)	$(1,158)	$(2,160)	$(10,584)	$(2,166)	$(15,082)

Basic and Dilutive earnings per share	$(0.00)	$-	$(0.00)	$-

Weighted average number
of shares outstanding	4,766,698	0	4,766,698	0

See accompanying notes to interim financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Statement of Cash Flows
For the period since inception, October 4, 2010, through February 29, 2012
(Unaudited)

			For the period
	For the	For the	from Inception,
	nine months	period	Oct. 4, 2010
	ended	ended	through
	Feb. 29,	Feb. 28,	Feb. 29,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(10,584)	$(2,166)	$(15,082)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-	-
Change in operating assets and liabilities:	-	-	-

Net cash (used by) operating activities	(10,584)	(2,166)	(15,082)

Cash flows from financing activities:
Subscriptions	-	14,333	14,333
Proceeds of stockholder's loan	-	-	1,302
Proceeds of loans	-	-	38,000

Net cash provided by financing activities	-	14,333	53,635

Net increase in cash	(10,584)	12,167	38,553

Cash, beginning of the period	49,137	-	-

Cash, end of the period	$38,553	$12,167	$38,553

Supplemental information:
Interest paid	$-	$-	$-

Taxes paid	$-	$-	$-

Non Cash Transactions:
Stock issued for prior year subscription	$14,333	$-	$14,333
Stock issued in cancellation of debt	$38,000	$-	$38,000

See accompanying notes to interim financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Notes to Financial Statements
February 29, 2012
Stated in U.S. Dollars

Note 1.   Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the nine months ended February 29, 2012 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s May 31, 2011 report.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  The results of operations for the nine month period ended February 29, 2012 are not necessarily indicative of results for the entire year ending May 31, 2012.

Organization

TeamUpSport Inc. was incorporated under the laws of the State of Nevada October 4, 2010. The Company was organized for the purpose of engaging in an internet social networking business. The Company adopted May 31 as its fiscal year-end.

Current Business of the Company

In October, 2010 the Company began developing its business plan, which was published in the fiscal period ended May 31, 2011. The Company plans to develop a Facebook-type website centered around 10-20 sports.  In the same way as Facebook, it will permit participants to interact and to access media content.  The Company was capitalized with subscriptions for common stock in the first fiscal period ended May 31, 2011, and is constructing its website. The principal executive offices are located in Wallaceburg, Ontario, Canada.

Note 2.   Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates. Significant estimates made by management are, among others, deferred taxes.

Foreign Currency Translation

The Company’s functional currency is the United States dollar. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in the Statement of Operations and Comprehensive Loss.

Cash and equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities

-
Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of Feb. 29, 2012, reflect

-	Cash: Level One measurement based on bank reporting.
-	Subscriptions Received: Level 2 based on contract.
-	Loans from Officers: Level 3 based on promissory notes.

Income Taxes

The Company utilizes FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax credit through net operating loss carry-forward.  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Recent Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

Going Concern

These financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced a loss since its inception October 4, 2010 of ($15,082). The Company has no business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of its website, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances the Company will be successful in achieving these goals.

The Company may not have sufficient cash to fund its website development costs and bring it into functionality.  The Company has raised capital however this financing may be insufficient to fund expenditures or other cash requirements required to project its website to the point of profitable operations. There can be no assurance the Company will be successful in developing profitable operations.  The Company plans to seek additional financing if necessary in a private or public equity offering to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ASC 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as October 4, 2010.  Since inception, the Company has incurred an operating loss of ($15,082). The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since October 4, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The Company has no potentially dilutive securities outstanding as of February 29, 2012.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended February 29, 2012:

Basic and diluted net loss per share:
Numerator
Net Income (Loss)	$(15,082)
Denominator
Basic and diluted weighted average number of shares outstanding	4,714,886

Basic and Diluted Net Loss Per Share	$(0.00)

Note 3.   Accounting Error:  Restatement

The financial statements at the fiscal year ended May 31, 2011 were restated to correct an accounting error, in that loans to the Company were included with subscriptions received.   The loans were re-classified to liabilities, and the financial statements restated accordingly.  There was no effect on net income.  Net equity was reduced by the amount of the loans, $38,000.

	As Originally		Effect on	Effect on
	Reported	As Restated	Net Income	Net Equity
Balance Sheet
Loans Payable	$0	$38,000
Subscriptions	52,333	14,333
	$52,333	$52,333	Nil	$(38,000)

Statement of Stockholders’ Equity

Subscriptions,
April 26, 2011	$38,000	$0	$(38,000)	Nil

Statement of Cash Flows

Subscriptions	$52,333	$14,333
Proceeds of Loans	0	38,000
	$52,333	$52,333	Nil	Nil

Net Effect on Income and Net Equity			Nil	$(38,000)

Note 4.   Officer Loan

February 29, 2012

$1,302

The President of the Company, Dennis Kjeldisen, advanced funds to the Company for filing fees. The loan is unsecured, carries no interest, has no terms of repayment or maturity date and is payable upon demand.

Note 5.   Income Taxes

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada).  The Company had no income tax expense during the reported period due to net operating losses. The Company has net operating losses carried forward of approximately $15,000 for tax purposes which will expire in 2030 through 2032 if not utilized.

Note 6.   Capital Structure

The Company issued a total of 4,766,698 shares of common stock on June 1, 2011, in response to offerings as follows:

1.	June 1, 2011: 2,866,698 shares were issued at $0.005 per share, paid for by the $14,333 subscription completed in the prior fiscal year, on October 22, 2010.

2.
June 1, 2011:  1,900,000 shares were issued at $0.02 per share for an offering completed on June 1, 2011, paid for by cancellation of debt of $38,000 from cash advances made to the Company in the prior fiscal year.

The Company has authorized 65,000,000 shares of $0.001 par value common stock, of which 4,766,698 shares are issued and outstanding as at February 29, 2012, and 10,000,000 shares of par value $0.001 shares of preferred stock , of which none was outstanding as at February 29, 2012.

Note 7.   Related Party Transactions

The Company issued the President, Dennis Kjeldson, 2,866,698 common shares for consideration of $14,333 on June 1, 2011.

Note 8.   Commitments and Contingencies

There were no commitments or contingencies in the six months ended February 29, 2012.

Note 9.   Legal Proceedings

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation, or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors

Note 10.   Subsequent Events

Events subsequent to February 29, 2012 have been evaluated through April 11, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.

Item 2.       Management’s Discussion and Analysis of Financial condition and Results of Operations

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions.  We are a development stage company and have not yet generated or realized any revenues.

Overview

TeamUpSport Inc. intends to develop and commercialize on it’s website www.teamupsport.com, which will be a website designed to integrate into a single online offering, people’s interest in sport with the new capabilities of online social networking.

We are still in our development stage and plan and can not commence business operations on our website until its completion. The TeamUpSport website has not yet been developed, and substantial additional development work and funding will be required before the website can be fully operational. The companyt’s website will be designed to integrate into a single online offering people’s interest in sports with the capabilities of online social networking. The website will become a sports focused social networking website. Unlike other social networking websites that do not have a focused market, the company aims to target people interested in the sports enthusiast market. All content will be geared specifically towards sports, such as fan groups for teams, and media arranged by leagues. This will allow the company to offer a service designed to compliment the lifestyles of sports fans, no matter what sport they play or are interested in.

Since inception we have worked toward the introduction and development of our website that we will use to generate revenues.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue seeking new business opportunities.

Our Plan of Operations

Development will occur in several phases, as follows:

Stage 1:

The goal in stage 1 will be to design and implement a demo interface to show the structure, look, and feature set for the company’s website.  To this end, several basic pages will be designed, including:

Signup / home page for www.teamupsport.com inviting people to sign up, describing features and benefits, etc.

Sample homepage for an individual that has signed up and shows what is seen when they sign in.

Several pages i.e. their “my team” page which shows media content related to their team(s), blog pane, other local related content, etc.

These pages will be static and graphic in nature.  Along with this, www.teamupsport.com will identify and document the important and complex programming requirements and timeline to make the website a reality.

The demo website was completed In January 2012. Upon testing the demo site the company decided that it needed to be reworked in order to be integrated with the currently popular social media sites. The company believes it will be able to accomplish this redesign by June 2012.

Due to the nature of the costs involved and the fact that the company’s president will not be receiving a salary at this time, expenses related to Stage 1 are expected to be less than $25,000. The president will spearhead this effort. The company currently has sufficient capital to complete this stage of its plan of operations.

Stage 2:

With Stage 2, the initial operational beta site will be created, tested, and debugged. This website will be beta test-marketed with a variety of selected potential users. Once the beta site is up and running, the company will seek to raise funds for a roll out strategy.

Due to the nature of the costs involved and the fact that the company’s President will not be receiving a salary at this time, expenses related to stage 2 are expected to be less than $30,000. The president will spearhead this effort and the completion of Stage 2 is expected by July 2012. The company currently has sufficient capital to begin this stage of its plan of operations, but may require additional capital to complete stage 2. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  We believe the only source of funds that would be realistic is through a loan from our president or the sale of equity capital.

Stage 3:

The roll out strategy will require the sourcing of local content, developing contact lists for local teams and sponsors, etc., and implementing a marketing campaign. The website will need to be built up on from its beta stage and once it is ready to launch the website will go live. The company believes that if it is successful in the completion of Stage 2, will enable the company to raise additional funds to fully develop the website and fund expanded development and sales and marketing efforts.  Management anticipates hiring 2 to 4 permanent staff for this effort of going live and rolling out the website. The company expects this stage to cost approximately $250,000. The president will spearhead this stage of its plan of operations. If the company is able to carry forward with this stage of its plan of operations it expects the process to take approximately 9 to 12 months. The company does not currently have sufficient capital to carry out this stage of its plan of operations.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  We believe the only source of funds that would be realistic is through the sale of equity capital.  The registrant is a development stage company with limited initial funding.   Therefore, development will occur in several phases, as follows:

Our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.  As a development stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. If we are unable to secure adequate capital to continue our operations, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended February 29, 2012 and February 28, 2011 are summarized as follows:

	Three Months Ended	Three Months Ended
	February 29, 2012	February 28, 2011

Revenue	$-	$-
Total Expenses	$1,158	$2,160
Net Loss	$1,158	$2,160

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended February 29, 2012 and February 28, 2011 are outlined in the table below:

	Three Months Ended	Three Months Ended
	February 29, 2012	February 28, 2011

Professional Fees	$300	$2,000
Other General & Administrative	$858	$160

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

We incurred operating losses in the amount of $15,082 from inception on October 4, 2010 through the period ended February 29, 2012.  These operating expenses were composed of professional fees, and other general and administrative expenses.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive development activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities

We completed an offering of 2,866,689 shares of common stock on October 22, 2010 to our president and director, Dennis Kjeldsen, at a price of $0.005 per share.  The total proceeds received from this offering were $14,333.49.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

We completed an offering of 1,900,000 shares of our common stock at a price of $0.02 per share to a total of thirty one (31) purchasers on June 1, 2011.  The total amount we received from this offering was $38,000. The identity of the purchasers from this offering is included in the selling shareholder table set forth above.  We completed this offering pursuant Rule 903(a) and conditions set forth in Category 3 (Rule 903(b)(3)) of Regulation S of the Securities Act of 1933.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.       Controls and Procedures.

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no changes in internal controls over financial reporting during the Company’s last fiscal quarter, and no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 4(t).   Controls and Procedures.

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1(a).   Risk Factors

There have been no changes to our risk factors from those disclosed in our Amendment No. 4 to Form S-1 filed on February 23, 2012.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended February 29, 2012.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending February 29, 2012.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEAMUPSPORT INC.

By:           /s/ Dennis Kjeldsen

Dennis Kjeldsen, President,
Chief Executive Officer and
Chief Financial Officer Director

Date: April 13, 2012