Form 10-K
period 2012-05-31
Teamupsport Inc.
filed 2012-08-29
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-176429

TEAMUPSPORT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0366971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Gillard Street
Wallaceburg, Ontario, Canada	N8A 4Z5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 519-627-7428

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐    No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐ (Do not check if a smaller reporting company)	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $95,333.96 based on a price of $0.02 per share, being the issue price per share of the last private placement of our company in June, 2011. The aggregate market value as determined by the average of bid and ask closing prices is inapplicable due to the fact that the common shares of our company have not traded to date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐    N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,766,698 shares of common stock as of August 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty that we will not be able to generate revenues from our website;
●	risks related to the large number of established and well-financed entities that we are competing with;
●	risks related to the failure to successfully manage or achieve growth of our business; and
●	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and ”TeamUpSport”  mean TeamUpSport Inc., unless the context clearly requires otherwise.

ITEM 1.       BUSINESS

General

TeamUpSport Inc. intends to develop and commercialize on it’s website www.teamupsport.com, which will be a website designed to integrate into a single online offering, people’s interest in sport with the new capabilities of online social networking.

We are still in our development stage and plan and can not commence business operations on our website until its completion. The TeamUpSport website has not yet been developed, and substantial additional development work and funding will be required before the website can be fully operational. The company’s website will be designed to integrate into a single online offering people’s interest in sports with the capabilities of online social networking. The website will become a sports focused social networking website. Unlike other social networking websites that do not have a focused market, the company aims to target people interested in the sports enthusiast market. All content will be geared specifically towards sports, such as fan groups for teams, and media arranged by leagues. This will allow the company to offer a service designed to compliment the lifestyles of sports fans, no matter what sport they play or are interested in.

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

Government Regulation

Some electronic commerce activities are regulated by the Federal Trade Commission. These activities include the use of commercial e-mails, online advertising and consumer privacy. The Federal Trade Commission regulates all forms of advertising, including online advertising, and states that advertising must be truthful and non-deceptive. Safeguards will be put in place to protect consumers’ rights and privacy on our website.

Employees

We have no employees as of the date of this prospectus other than our president. We currently do not conduct business as we are only in the development stage of our company. We plan to conduct our business largely through the outsourcing of experts in each particular area of our business.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.    RISK FACTORS

There have been no changes to our risk factors from those disclosed in our Amendment No. 4 to Form S-1 filed on February 23, 2012.

ITEM 2.       PROPERTIES.

Executive Offices

Our executive offices are located at 700 Gillard Street, Wallaceburg, Ontario, Canada. Mr. Dennis Kjeldsen, our president, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We do not own any real property.

ITEM 3.       LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “TUPS.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since May 9, 2012. There have been no trades in our shares of common stock since May 9, 2012.

Our transfer agent is Island Stock Transfer, of 15500 Roosevelt Boulevard, Suite 301Clearwater, FL 33760; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of August 29, 2012, there were 32 registered stockholders holding 4,766,698 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6.       SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operation

Development will occur in several stages, as follows:

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

The demo website was completed In January 2012. Upon testing the demo site the company decided that it needed to be reworked in order to be integrated with the currently popular social media sites. The company believes it will be able to accomplish this redesign by October 2012.

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

Due to the nature of the costs involved and the fact that the company’s President will not be receiving a salary at this time, expenses related to stage 2 are expected to be less than $30,000. The president will spearhead this effort and the completion of Stage 2 is expected by December 2012. The company currently has sufficient capital to begin this stage of its plan of operations, but will require additional capital to complete stage 2. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  We believe the only source of funds that would be realistic is through a loan from our president or the sale of equity capital.

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

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

1.	$275,000 in connection with our development of our website and marketing efforts;

2.	$10,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

We require a minimum of approximately $285,000 to carry out our plan of operation over the next twelve months. As we had cash in the amount of $25,088 and a working capital in the amount of $23,786 as of May 31, 2012, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2012 which are included herein.

Our operating results for the year ended May 31, 2012 and the period ended May 31, 2011 are summarized as follows:

	Year Ended May 31, 2012	Period Ended May 31, 2011

Revenue	$-	$-
Operating Expenses	24,049	4,498
Net Loss	$24,049	$4,498

Our operating results for the three months ended May 31, 2012 and 2011 are summarized as follows:

	Three Months Ended
	May 31,
	2012	2011

Revenue	$-	$-
Operating Expenses	13,465	1,030
Net Loss	$13,465	$1,030

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as our website is complete.

Expenses

Our expenses for the year ended May 31, 2012 and the period ended May 31, 2011 are outlined in the table below:

	Year Ended May 31, 2012	Period Ended May 31, 2011

Professional Fees	$8,385	$3,000
Other Administrative expenses	15,664	1,498
Total Expenses	$24,049	$4,498

Our expenses for the three months ended May 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended
	May 31,
	2012	2011

Professional Fees	$800	$1,000
Other Administrative expenses	12,665	30
Total Expenses	$13,465	1,030

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization.

Other Administrative expenses

The increase in our Other Administrative Expenses between May 31, 2011 and May 31, 2012 is associated with the development of the TeamUpSport website and becoming a reporting issuer.

Liquidity And Capital Resources

Working Capital
	As at	As at	Percentage
	May 31, 2012	May 31, 2011	Increase / (Decrease)

Current Assets	$25,088	$49,137	(48.94%)
Current Liabilities	$1,302	$1,032	0%
Working Capital	$23,786	$48,105	(50.55%)

Cash Flows
	Year Ended	Period Ended	Percentage
	May 31, 2012	May 31, 2011	Increase / (Decrease)

Cash used in Operating Activities	$24,049	$4,498	434.66%
Cash from Investing Activities	$-	$-	0%
Cash from Financing Activities	$-	$53,635	(100%)
Net Increase (Decrease) in Cash	$(24,049)	$49,137	N/A

We anticipate that we will incur approximately $10,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $24,049 during the year ended May 31, 2012 and $4,498 during the period ended May 31, 2011. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

We received no cash from investing activities during the year ended May 31, 2012 and no cash from investing activities in the period ended May 31, 2011.

Cash from Financing Activities

We generated no cash from financing activities during the year ended May 31, 2012 compared to $53,635 generated from financing activities during the period ended May 31, 2011.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at May 31, 2012, our company has accumulated losses of $28,547 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended May 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities. Dennis Kjeldsen has agreed to provide loans to a minimal amount to carry on our legal, accounting and reporting needs.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders
TeamUpSport Inc.
Wallaceburg, Ontario, Canada

I have audited the accompanying balance sheet of TeamUpSport Inc. as of May 31, 2012 and 2011 and the related statements of operations, of stockholders’ equity and of cash flows for the year and period ended May 31, 2012 and 2011, and for the period since inception, October 4, 2010 to May 31, 2012.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of TeamUpSport Inc. as of May 31, 2012 and 2011 and the results of its operations and its cash flows for the year and period ended May 31, 2012 and. 2011, and for the period from inception, October 4, 2010 to May 31, 2012, in conformity with United States generally accepted accounting principles.

As discussed in Note 9 to the financial statements, the financial statements for the prior fiscal year ended May 31, 2012 were restated to correct an accounting error.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company as at May 31, 2012 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  These factors raise substantial doubt concerning the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent on the successful completion of its plan to launch a website and generate sales in order to fund operating losses and become profitable.  If the Company is unable to make it profitable, the Company could be forced to cease development of operations.  Management cannot provide any assurances that the Company will be successful in its operation.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/ s / John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
August 23, 2012

TeamUpSport Inc.
(A Development Stage Company)
Balance Sheet
as at May 31, 2012 and 2011

	2012	2011
		(Restated)

ASSETS
Current Assets
Cash	$25,088	$49,137

Total Assets	25,088	49,137

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Officer Loan	$1,302	$1,302

Total Liabilities	1,302	1,302

Stockholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding.	-	-
Common stock, $0.001 par value; 65,000,000 shares
authorized; Issued and outstanding:
0 shares as at May 31, 2011,
4,766,698 shares as at May 31, 2012.	4,767	-
Additional Paid-in Capital	47,566	-
Subscriptions	-	52,333
Deficit during the development stage	(28,547)	(4,498)

Total Stockholders' Equity	23,786	47,835

Total Liabilities and Stockholders' Equity	$25,088	$49,137

The accompanying notes are an integral part of these financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Statement of Operations
For the period since inception, October 4, 2010 through May 31, 2012

					For the Period
	For the		For the	For the	from Inception,
	3 months ended		year ended	period ended	October 4, 2010,
	May 31,		May 31,	May 31,	through May 31,
	2012	2011	2012	2011	2012
		(Restated)		(Restated)

Revenue	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Operating Income	-	-	-	-	-

General and Administrative Expenses:
Professional Fees	800	1,000	8,385	3,000	11,385
Other Administrative Expenses	12,665	30	15,664	1,498	17,162

Total General and Adminstrative
Expenses	13,465	1,030	24,049	4,498	28,547

Net Income (Loss)	$(13,465)	$(1,030)	$(24,049)	$(4,498)	$(28,547)

Basic and Dilutive net earnings (loss)
per share	N/A	$(0.00)	$(0.01)	N/A

Weighted average number
of shares outstanding	-	4,766,698	4,766,698	-

The accompanying notes are an integral part of these financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Statement of Cash Flows
For the period since inception, October 4, 2010 through May 31, 2012

			For the Period
			from Inception,
	For the year ended		October 4, 2010
	May 31,		through May 31,
	2012	2011	2012
		(Restated)
Cash flows from operating activities:
Net loss	(24,049)	$(4,498)	$(28,547)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-	-
Change in operating assets and liabilities:	-	-	-

Net cash (used by) operating activities	(24,049)	(4,498)	(28,547)

Cash flows from financing activities:
Proceeds of the sale of stock	52,333	-	52,333
Subscriptions	(52,333)	52,333	-
Proceeds of stockholder's loan	-	1,302	1,302

Net cash provided by financial activities:	-	53,635	53,635

Net increase in cash	(24,049)	49,137	25,088

Cash, beginning of the period	49,137	-	-

Cash, end of the period	25,088	$49,137	$25,088

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Statement of Shareholders' Equity
For the period from Inception October 4, 2010 to May 31, 2012

					Deficit
					Accumulated
	Common Stock		Additional		during the	Total
	Number of		Paid-in		Development	Stockholders'
	Shares	Amount	Capital	Subscriptions	Stage	Equity

Inception, Oct. 2010	-	$-	$-	$-	$-	$-

Subscription for 2,866,698
common shares at $0.005
per share, October 25, 2010				14,333		14,333

Net loss for the period					(4,498)	(4,498)

Balances, May 31, 2011	-	$-	$-	$14,333	$(4,498)	$9,835
				.
Issued 2,866,698
common shares at $0.005
per share for subscription
in cash, June 1, 2011	2,866,698	2,867	11,466	(14,333)		-

Issued 1,900,000
common shares for each
at $0.02 per share, June 1, 2011	1,900,000	1,900	36,100			38,000

Net loss for the year					(24,049)	(24,049)

Balances, May 31, 2012	4,766,698	4,767	47,566	-	(28,547)	23,786

The accompanying notes are an integral part of these financial statements.

TeamUpSport Inc
(A Development Stage Company)
Notes to Financial Statements
May 31, 2012
Stated in U.S. Dollars

Note 1.    Basis of Presentation and Nature of Operations

These audited financial statements as of and for the period ended May 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

Organization

TeamUpSport Inc. was incorporated under the laws of the State of Nevada October 4, 2010. The Company was organized for the purpose of engaging in an internet social networking business.  The Company adopted May 31 as its fiscal year-end.

Current Business of the Company

In October, 2010 the Company began developing its business plan, which was published before the period end, May 31, 2012. The Company plans to develop a Facebook-type website centered around 10-20 sports.  In the same way as Facebook, it will permit participants to interact and to access media content.  The Company was capitalized with subscriptions for common stock in the first fiscal period ended May 31, 2011, and is constructing its website. The principal executive offices are located in Wallaceburg, Ontario, Canada.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less.

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

The carrying amounts of the Company’s financial instruments as of May 31, 2012, reflect

-	Cash: Level One measurement based on bank reporting.
-	Subscriptions Received: Level 2 based on contract.
-	Loans from Officers: Level 3 based on promissory notes.

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment is applicable to fiscal years beginning after December 15, 2011. Early application is permitted. The Company does not expect this ASU has a material impact on its financial position or carrying value of its intangible assets at this time.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

 Basis of Presentation – Going Concern

These financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced a loss since its inception October 4, 2010 of ($28,547).
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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ASC 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as October 5, 2010.  Since inception, the Company has incurred an operating loss of ($28,547). The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since October 4, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of May 31, 2012.

The Company has not issued stock as of May 31, 2012, therefore earnings per share is not presented.

Note 3.    Officer Loan

May 31, 2012

$1,302

The President of the Company, Dennis Kjeldsen, advanced funds to the Company for filing fees. The loan is unsecured, carries no interest, has no terms of repayment or maturity date and is payable upon demand.

Note 4.    Income Taxes

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada).  The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

Loss for the year ended May 31, 2012	$(24,049
Average statutory tax rate	35%

Expected income tax provision	$(8,418)
Unrecognized tax losses	8,418

Income tax expense	$--

Significant components of deferred income tax assets are as follows:

From Net operating losses carried forward	$9,975
Valuation allowance	(9,975)

Net deferred income tax assets	$-

The Company has net operating losses carried forward of approximately $28,500 for tax purposes which will expire in 2030 through 2032 if not utilized first.

Note 5.    Capital Structure

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

The Company has authorized 65,000,000 shares of $0.001 par value common stock, of which 4,766,698 shares are issued and outstanding as at May 31, 2012, and 10,000,000 shares of par value $0.001 shares of preferred stock , of which none was outstanding as at May 31, 2012.

Note 6.    Related Party Transactions

The Company issued the President, Dennis Kjeldson, 2,866,698 common shares for consideration of $14,333 on June 1, 2011.

Note 7.    Commitments and Contingencies

There were no commitments or contingencies in the period ended May 31, 2012.

Note 8.    Legal Proceedings

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation, or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors

Note 9.    Accounting Error:  Restatement

The financial statements for the prior fiscal period ended May 31, 2011were restated to correct an accounting error, in that loans to the Company were included with subscriptions received.   The loans were re-classified to liabilities, and the financial statements restated accordingly.  There was no effect on net income.   Net equity was reduced by the amount of the loans, $38,000.

	As Originally Reported	As Restated		Effect on Net Income	Effect on Net Equity
Balance Sheet
Loans Payable	$-		$38,000
Subscriptions	52,333		14,333
	$52,333		$52,333	Nil	$(38,000)

Statement of Stockholders’ Equity
Subscriptions,
April 26, 2011	$38,000	$	Nil	Nil	$(38,000)

Statement of Cash Flows
Subscriptions	$52,333		$14,333
Proceeds of Loans	0		38,000
	$52,333		$52,333	Nil	Nil

Net Effect on Income and Net Equity May 31, 2011				Nil	$(38,000)

Note 10.    Subsequent Events

Events subsequent to May 31, 2012 have been evaluated through August 24, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON    ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2012. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at August 29, 2012, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Position(s) and Office(s) Held	Term of Office
Dennis Kjeldsen	41	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	Since Inception To Present

Set forth below is a brief description of the background and business experience of our officers and directors.

Dennis Kjeldsen has been the President, Chief Executive Officer, Chief Financial Officer, Secretary and Director of TeamUpSport Inc. since its inception. Dennis began his career in 1989 at Aar-Kel Moulds Ltd., an industry leader in the design and manufacture of high pressure aluminum casting and plastic injection moulds, whose products were directed primarily towards the Detroit based automotive industry. Dennis held various positions at Aar-Kel Moulds Ltd., including customer relations manager, Small components Manager, Prototype Manager & Prototype Sales Manager and project manager up until 2005. From April 2005 to April 2007 Mr. Kjeldsen worked as a self-employed consultant to Thru-Flow Inc. a Plastic Decking company. Mr. Kjeldsen consulted on all plastic injection moulding components. From April 2007 to April 2008 Mr. Kjeldsen was the President of Omden Holdings, a company created to facilitate the partnership of Omden and Coffee Lodge of Canada to introduce drive-through coffee kiosks to Canada. From April 2008 to May 2009 Mr. Kjeldsen worked at ICT (International Cooling Towers) a Public company, where he was responsible for the construction of cooling towers. From June 2009 to May 2011 Mr. Kjeldsen worked as the Operations Manager at Normac Adhesives Inc. where he was responsible for all manufacturing of products sold at Normac. Since June 2011 Mr. Kjeldsen has been employed by Thru-Flow Inc., as Operations Manager responsible for the wheelchair products division including all manufacturing, logistics, financing and sales.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the directors and officers described above.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

The Company’s audit committee is composed of our sole officer and director Dennis Kjeldsen.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

ITEM 11.      EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

●	our principal executive officers;
●	our most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 2012; and
●
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended May 31, 2012 and 2011, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Dennis Kjeldsen (1) President, Chief Executive Officer, Chief Financial Officer and Secretary	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Dennis Kjeldsen has been our president, chief executive officer, chief financial officer and Secretary since Inception.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at May 31, 2012, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended May 31, 2012 and Year End Option Values

There were no stock options exercised during the year ended May 31, 2012.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended May 31, 2012.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Dennis Kjeldsen. Generally, Mr. Kjeldsen provides his services on a part-time basis without compensation. Mr. Kjeldsen has agreed not to charge any management fees during the current period in which we are developing our website.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of August 29, 2012, there were 4,766,698 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*

Common	Dennis Kjeldsen 700 Gillard Street Wallaceburg, ON N8A 4Z5	2,866,698	60.14%

Common	5% Shareholders
	None

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 4,766,698 shares of common stock issued and outstanding as of August 29, 2012.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended May 31, 2012, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended May 31, 2012 and May 31, 2011 for professional services rendered by John Kinross-Kennedy, CPA, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2012	Period Ended May 31, 2011
Audit Fees and Audit Related Fees	$1,800	$2,500
Tax Fees	-	-
All Other Fees	-	-
Total	$1,800	$2,500

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by John Kinross-Kennedy, CPA. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining John Kinross-Kennedy, CPA.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement, filed on August 22, 2011)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement, filed on August 22, 2011)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAMUPSPORT INC.

By	/s/ Dennis Kjeldsen
Dennis Kjeldsen
President, Treasurer, Chief Executive Officer,
Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	August 29, 2012