Form 10-Q
period 2012-08-31
Teamupsport Inc.
filed 2012-10-15
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 4,766,698 shares of common stock as of October 15, 2012.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of TeamUpSport Inc. (the “Company”) for the three month period ended August 31, 2012 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at August 31, 2012 and May 31, 2012.

(b)	Consolidated Statement of Operations for the three months ended August 31, 2012 and August 31, 2011, and for the cumulative period from inception (October 4, 2010) through August 31, 2012.

(c)	Consolidated Statements of Cash Flows for the three months ended August 31, 2012 and August 31, 2011 and for the cumulative period from inception (October 4, 2010) through August 31, 2012.

(d)	Notes to Financial Statements.

TeamUpSport Inc.
(A Development Stage Company)
Balance Sheet
as at August 31, 2012 (unaudited) and May 31, 2012

	August 31,	May 31,
	2012	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$11,363	$25,088

Total Assets	$11,363	$25,088

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Officer Loan	$1,302	$1,302
Loans Payable	-	-

Total Liabilities	1,302	1,302

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 65,000,000 shares authorized;
Issued and outstanding:
4,766,698 shares at May 31, 2012,
4,766,698 shares at August 31, 2012	4,767	4,767
Additional Paid-in Capital	47,566	47,566
Subscriptions	-	-
Deficit during the development stage	(42,272)	(28,547)

Total Stockholders' Equity	10,061	23,786

Total Liabilities and Stockholders' Equity	$11,363	$25,088

See accompanying notes to interim financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Statement of Operations
For the period since inception, October 4, 2010, through August 31, 2012
(Unaudited)

			For the Period
	For the three	For the three	from Inception,
	months ended	months ended	October 4, 2010,
	August 31,	August 31,	through August 31,
	2012	2011	2012

Revenue	$-	$-	$-

Cost of Sales	-	-	-

Operating Income	-	-	-

General and Administrative Expenses:
Professional Fees	1,100	4,300	12,485
Other Administrative Expenses	12,625	1,521	29,787

Total General and Adminstrative Expenses	13,725	5,821	42,272

Net Income (Loss)	$(13,725)	$(5,821)	$(42,272)

Basic and Dilutive earnings per share	(0.00)	$(0.00)

Weighted average number
of shares outstanding	4,766,698	4,714,886

See accompanying notes to interim financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Statement of Cash Flows
For the period since inception, October 4, 2010, through August 31, 2012
(Unaudited)

	For the	For the	For the Period
	three months	three months	from Inception,
	ended	ended	October 4, 2010,
	August 31,	August 31,	through August 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(13,725)	$(5,821)	$(42,272)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in operating assets and liabilities:	-	-	-

Net cash (used by) operating activities	(13,725)	(5,821)	(42,272)

Cash flows from financing activities:
Subscriptions	-	-	14,333
Proceeds of stockholder's loan	-	-	1,302
Proceeds of loans	-	-	38,000

Net cash provided by financing activities	-	-	53,635

Net increase in cash	(13,725)	(5,821)	11,363

Cash, beginning of the period	25,088	49,137	-

Cash, end of the period	$11,363	$43,316	$11,363

Supplemental information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non Cash Transactions:
Stock issued for prior year subscription	$-	$14,333	$14,333
Stock issued in cancellation of debt	$-	$38,000	$38,000

See accompanying notes to interim financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2012
Stated in U.S. Dollars

Note 1.  Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the three months ended August 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s May 31, 2012 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended August 31, 2012 are not necessarily indicative of results for the entire year ending May 31, 2013.

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

The Company has experienced a loss since its inception October 4, 2010 of ($42,272). The Company has no business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of its website, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances the Company will be successful in achieving these goals.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ASC 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as October 5, 2010. Since inception, the Company has incurred an operating loss of ($42,272). The Company’s working capital has been generated through the sales of common stock. Management has provided financial data since October 4, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of August 31, 2012.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended August 31, 2012 and 2011:

	2012	2011

Basic and diluted net loss per share:
Numerator
Net Income (Loss)	$(13,725)	$(5,821)
Denominator
Basic and diluted weighted average number of shares outstanding	4,766,698	4,714,886

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Note 3.   Officer Loan

August 31, 2012

$1,302

The President of the Company, Dennis Kjeldison, advanced funds to the Company for filing fees. The loan is unsecured, carries no interest, has no terms of repayment or maturity date and is payable upon demand.

Note 4.   Income Taxes

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada).  The Company had no income tax expense during the reported period due to net operating losses. The Company has net operating losses carried forward of approximately $42,000 for tax purposes which will expire in 2030 through 2032 if not utilized.

	August 31,
	2012	2011
Tax expense (credit) at statutory rate-federal	-15%	-15%
State tax expense net of federal tax	0%	0%
Changes in valuation allowance	15%	15%
Tax expense at actual rate	$-	$-

	Aug. 31, 2012	Aug. 31, 2011
Deferred tax asset – net operating loss	$42,000	28,500
Less valuation allowance	(42,000)	(28,500)
Net deferred tax asset	$0	$0

Note 5.   Capital Structure

The Company issued a total of 4,766,698 shares of common stock on June 1, 2011, in response to offerings as follows:

1.	June 1, 2011: 2,866,698 shares were issued at $0.005 per share, paid for by the $14,333 subscription completed in the prior fiscal year, on October 22, 2010.

2.
June 1, 2011:  1,900,000 shares were issued at $0.02 per share for an offering completed on June 1, 2011, paid for by cancellation of debt of $38,000 from cash advances made to the Company in the prior fiscal year.

The Company has authorized 65,000,000 shares of $0.001 par value common stock, of which 4,766,698 shares are issued and outstanding as at August 31, 2012, and 10,000,000 shares of par value $0.001 shares of preferred stock , of which none was outstanding as at August 31, 2012.

Note 6.   Related Party Transactions

The Company issued the President, Dennis Kjeldson, 2,866,698 common shares for consideration of $14,333 on June 1, 2011.

Note 7.   Commitments and Contingencies

 There were no commitments or contingencies in the three months ended August 31, 2012.

Note 8.   Legal Proceedings

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation, or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors

Note 9.   Subsequent Events

Events subsequent to August 31, 2012 have been evaluated through October 11, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.

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

The demo website was completed In January 2012. Upon testing the demo site the company decided that it needed to be reworked in order to be integrated with the currently popular social media sites. The company believes it will be able to accomplish this redesign by December 2012.

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

Due to the nature of the costs involved and the fact that the company’s President will not be receiving a salary at this time, expenses related to stage 2 are expected to be less than $30,000. The president will spearhead this effort and the completion of Stage 2 is expected in February 2013. The company currently has sufficient capital to begin this stage of its plan of operations, but will require additional capital to complete stage 2. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  We believe the only source of funds that would be realistic is through a loan from our president or the sale of equity capital.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended August 31, 2012 and 2011 are summarized as follows:

	Three Months Ended	Three Months Ended
	August 31, 2012	August 31, 2011

Revenue	$-	$-
Total Expenses	$13,725	$5,821
Net Loss	$13,725	$5,821

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended August 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended	Three Months Ended
	August 31, 2012	August 31, 2011

Professional Fees	$1,100	$4,300
Other General & Administrative	$12,625	$1,521

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

We incurred operating losses in the amount of $42,272 from inception on October 4, 2010 through the period ended August 31, 2012.  These operating expenses were composed of professional fees, and other general and administrative expenses.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive development activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended August 31, 2012.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending August 31, 2012.

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

Date: October 15, 2012