Form 10-Q
period 2012-11-30
Teamupsport Inc.
filed 2013-01-22
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended November 30, 2012

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ___________ to ___________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,766,698 shares of common stock as of January 21, 2013.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

The following interim unaudited financial statements of TeamUpSport Inc. (the “Company”) as of and for the three and six month period ended November 30, 2012 are included with this Quarterly Report on Form 10-Q:

(a)	Balance Sheets as at November 30, 2012 (unaudited) and May 31, 2012.

(b)	Statement of Operations for the three and six months ended November 30, 2012 and 2011, and for the period from inception (October 4, 2010) through November 30, 2012 (unaudited).

(c)	Statement of Stockholders’ Equity for the period from inception (October 4, 2010) to November 30, 2012 (unaudited).

(d)	Statement of Cash Flows for the six months ended November 30, 2012 and 2011 and for the period from inception (October 4, 2010) through November 30, 2012 (unaudited).

(e)	Notes to Financial Statements (unaudited).

TeamUpSport Inc.
(A Development Stage Company)
Balance Sheets

	November 30,	May 31,
	2012	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$5,045	$25,088

Total Assets	$5,045	$25,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Officer Loan	$1,302	$1,302

Total Liabilities	1,302	1,302

Stockholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 65,000,000 shares authorized;
Issued and outstanding:
4,766,698 shares at November 30, 2012 & May 31, 2012	4,767	4,767
Additional Paid-in Capital	47,566	47,566
Accumulated Deficit	(48,590)	(28,547)

Total Stockholders' Equity	3,743	23,786

Total Liabilities and Stockholders' Equity	$5,045	$25,088

The accompanying notes are an integral part of these financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the Period
					from Inception,
	For the three months		For the six months		October 4, 2010,
	ended		ended		through
	November 30,		November 30,		November 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Operating Income	-	-	-	-	-

General and Administrative Expenses:
Professional Fees	3,325	2,985	4,425	7,285	15,810
Other Administrative Expenses	2,993	620	15,618	2,141	32,780

Total General and Adminstrative Expenses	6,318	3,605	20,043	9,426	48,590

Income tax expense	-	-	-	-	-

Net Loss	$(6,318)	$(3,605)	$(20,043)	$(9,426)	$(48,590)

Basic and Dilutive loss per common share	$-	$-	$-	$-

Basic and diluted weighted average
common shares outstanding	4,766,698	4,766,698	4,766,698	4,766,698

The accompanying notes are an integral part of these financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from Inception, October 4, 2010, to November 30, 2012
(Unaudited)

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Inception, October 4, 2010	-	$-	$-	$-	$-

2,866,698 common shares issued
at $0.005 per share to founder
for cash, October 22, 2010	2,866,698	2,867	11,466		14,333

Net loss for the period	-	-	-	(4,498)	(4,498)

Balances, May 31, 2011	2,866,698	$2,867	$11,466	$(4,498)	$9,835

1,900,000 common shares issued to
third party investors for cash	1,900,000	1,900	36,100	-	38,000
at $0.02 per share

Net loss for the year	-	-	-	(24,049)	(24,049)

Balances, May 31, 2012	4,766,698	4,767	47,566	(28,547)	23,786

Net loss for six months	-	-	-	(20,043)	(20,043)

Balances, November 30, 2012	4,766,698	4,767	47,566	(48,590)	3,743

The accompanying notes are an integral part of these financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
	For the Six Months		from Inception,
	Ended		October 4, 2010,
	November 30,		through November 30,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(20,043)	$(9,426)	$(48,590)

Net cash used in operating activities	(20,043)	(9,426)	(48,590)

Cash flows from financing activities:
Proceeds from stock issuance to founder	-	-	14,333
Proceeds of stockholder's loan	-	-	1,302
Proceeds of loans	-	-	38,000

Net cash provided by financing activities	-	-	53,635

Net change in cash	(20,043)	(9,426)	5,045

Cash, beginning of the period	25,088	49,137	-

Cash, end of the period	$5,045	$39,711	$5,045

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-

Taxes paid	$-	$-	$-

Stock issued in cancellation of debt	$-	$38,000	$38,000

 The accompanying notes are an integral part of these financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 1.   Organization and Description of Business

Organization

TeamUpSport Inc. was incorporated under the laws of the State of Nevada on October 4, 2010. The Company was organized for the purpose of engaging in an internet-based social networking business. The Company adopted May 31 as its fiscal year-end.

In October, 2010 the Company began developing its business plan, which was published in the fiscal period ended May 31, 2011. The Company plans to develop a social-networking-type website centered around 10-20 sports. The website will permit participants to interact and to access media content.  The Company was capitalized with subscriptions for common stock in the first fiscal period ended May 31, 2011, and is constructing its website. The principal executive offices are located in Wallaceburg, Ontario, Canada.

Note 2.   Basis of Presentation– Development Stage Company and Going Concern

The Company has not earned any revenue from operations since inception. Accordingly, the Company’s activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development Stage Entities." Among the disclosures required by ASC 915, are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The Company sustained operating losses and accumulated deficit of $48,590 as of November 30, 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended May 31, 2012 included in our Annual Report on Form 10-K. The results of the three and six month periods ended November 30, 2012 are not necessarily indicative of the results to be expected for the full year ending May 31, 2013.

Note 3.   Summary of Significant Accounting Policies

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

Cash and equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of November 30, 2012 and May 31, 2012, respectively.

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

Recent Accounting Pronouncements

Adopted -

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement Topic 820." ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. Adoption of the new amendment did not have a material effect on the Company’s financial statements.

Not Adopted -

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments. The requirements of this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

The Company generated a deferred tax credit disclosed as of November 30 2012 and May 31, 2011 through net operating loss carry-forward. However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of November 30, 2012 and 2011, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Six months	Six months
	ended November 30,	ended November 30,
	2012	2011

Loss available for common shareholder	$(20,043)	$(9,426)
Basic and fully diluted loss per share	$-	$-

Weighted average common shares outstanding - basic and diluted	4,766,698	4,766,698

Net loss per share is based upon the weighted average shares of common stock outstanding.

Note 4.   Related Party Transactions and Officer Loan

The Company issued the President, Dennis Kjeldson, 2,866,698 common shares for cash of $14,333 on October 22, 2010.

The President of the Company, Dennis Kjeldison, advanced funds of $1,302 to the Company for filing fees. The loan is unsecured, carries no interest, has no terms of repayment or maturity date and is payable upon demand.

Note 5.   Income Taxes

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada).  The Company had no income tax expense during the reported period due to net operating losses. The Company has net operating losses carried forward of approximately $48,000 for tax purposes which will expire in 2030 through 2032 if not utilized.

	November 30,
	2012	2011

Provision computed at federal statutory rate	15%	15%
state tax, net of federal tax benefit	0%	0%
Valuation allowance	-15%	-15%
Effective income tax rate	0%	0%

	November 30,	May 31,
	2012	2012

Deferred tax asset- net operating loss	$48,000	$28,500
less valuation allowance	(48,000)	(28,500)

Net deferred tax asset	$0	$0

Note 6.   Common Stock

The Company has authorized 65,000,000 shares of $0.001 par value common stock, of which 4,766,698 shares are issued and outstanding as at November 30, 2012 and 10,000,000 shares of par value $0.001 shares of preferred stock, of which none was outstanding as at November 30, 2012.

On October 22, 2010, the Company issued 2,866,698 shares at $0.005 per share for cash of $14,333.

During the fourth quarter of fiscal year ended May 31, 2011, the Company sold shares to third party investors for cash at $0.02 per share for $38,000.

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

We are still in our development stage and plan and cannot commence business operations on our website until its completion. The TeamUpSport website has not yet been developed, and substantial additional development work and funding will be required before the website can be fully operational. The company’s website will be designed to integrate into a single online offering people’s interest in sports with the capabilities of online social networking. The website will become a sports focused social networking website. Unlike other social networking websites that do not have a focused market, the company aims to target people interested in the sports enthusiast market. All content will be geared specifically towards sports, such as fan groups for teams, and media arranged by leagues. This will allow the company to offer a service designed to compliment the lifestyles of sports fans, no matter what sport they play or are interested in.

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

The demo website was completed In January 2012. Upon testing the demo site the company decided that it needed to be reworked in order to be integrated with the currently popular social media sites. The company believes it will be able to accomplish this redesign by February 2013.

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

Due to the nature of the costs involved and the fact that the company’s President will not be receiving a salary at this time, expenses related to stage 2 are expected to be less than $30,000. The president will spearhead this effort and the completion of Stage 2 is expected in March 2013. The company does not currently have sufficient capital to begin this stage of its plan of operations, and will require additional capital to complete stage 2. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  We believe the only source of funds that would be realistic is through a loan from our president or the sale of equity capital.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended November 30, 2012 and 2011 are summarized as follows:

	Three Months Ended	Three Months Ended
	November 30, 2012	November 30, 2011

Revenue	-	$-
Total Expenses	$6,318	$3,605
Net Loss	$6,318	$3,605

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended November 30, 2012 and 2011 are outlined in the table below:

	Three Months Ended	Three Months Ended
	November 30, 2012	November 30, 2011

Professional Fees	$3,325	$2,985
Other General & Administrative	$2,993	$620

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

We incurred operating losses in the amount of $48,590 from inception on October 4, 2010 through the period ended November 30, 2012.  These operating expenses were composed of professional fees, and other general and administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended November 30, 2012.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending November 30, 2012.

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

Date: January 21, 2013