Form 10-Q
period 2013-02-28
Teamupsport Inc.
filed 2013-04-15
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended February 28, 2013

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

519-350-6536
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,766,698 shares of common stock as of April 15, 2013.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

The following interim unaudited financial statements of TeamUpSport Inc. (the “Company”) as of and for the three and nine month period ended February 28, 2013 are included with this Quarterly Report on Form 10-Q:

(a)	Balance Sheets as at February 28, 2013 (unaudited) and May 31, 2012.

(b)	Statements of Operations for the three and nine months ended February 28, 2013 and 2012, and for the period from inception (October 4, 2010) through February 28, 2013 (unaudited).

(c)	Statements of Stockholders’ Equity for the period from inception (October 4, 2010) to February 28, 2013 (unaudited).

(d)	Statements of Cash Flows for the nine months ended February 28, 2013 and 2012 and for the period from inception (October 4, 2010) through February 28, 2013 (unaudited).

(e)	Notes to Financial Statements (unaudited).

TeamUpSport Inc.
(A Development Stage Company)
Balance Sheets

	February 28,	May 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$1,708	$25,088

Total Assets	$1,708	$25,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Officer Loan	$1,302	$1,302

Total Liabilities	1,302	1,302

Stockholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 65,000,000 shares authorized;
Issued and outstanding:
4,766,698 shares at February 28, 2013 & May 31, 2012	4,767	4,767
Additional Paid-in Capital	47,566	47,566
Accumulated Deficit	(51,927)	(28,547)

Total Stockholders' Equity	406	23,786

Total Liabilities and Stockholders' Equity	$1,708	$25,088

The accompanying notes are an integral part of these financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the Period
					from Inception,
	For the three months		For the nine months		October 4, 2010,
	ended		ended		through
	February 28,		February 28,		February 28,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Operating Income	-	-	-	-	-

General and Administrative Expenses:
Professional Fees	1,380	300	5,805	7,585	17,190
Other Administrative Expenses	1,957	858	17,575	2,999	34,737

Total General and Administrative Expenses	3,337	1,158	23,380	10,584	51,927

Income tax expense	-	-	-	-	-

Net Loss	$(3,337)	$(1,158)	$(23,380)	$(10,584)	$(51,927)

Basic and Dilutive loss per common share	$-	$-	$-	$-

Basic and diluted weighted average
common shares outstanding	4,766,698	4,766,698	4,766,698	4,766,698

 The accompanying notes are an integral part of these financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
For the period from Inception, October 4, 2010, to February 28, 2013
(Unaudited)

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Inception, October 4, 2010	-	$-	$-	$-	$-

2,866,698 common shares issued
at $0.005 per share to founder
for cash, October 22, 2010	2,866,698	2,867	11,466	-	14,333

Net loss for the period	-	-	-	(4,498)	(4,498)

Balances, May 31, 2011	2,866,698	$2,867	$11,466	$(4,498)	$9,835

1,900,000 common shares issued to
third party investors for cash	1,900,000	1,900	36,100	-	38,000
at $0.02 per share

Net loss for the year	-	-	-	(24,049)	(24,049)

Balances, May 31, 2012	4,766,698	4,767	47,566	(28,547)	23,786

Net loss for nine months	-	-	-	(23,380)	(23,380)

Balances, February 28, 2013 (Unaudited)	4,766,698	$4,767	$47,566	$(51,927)	$406

The accompanying notes are an integral part of these financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
	For the Nine Months		from Inception,
	Ended		October 4, 2010,
	February 28,		through February 28,
	2013	2012	2013

Operating Activities:
Net loss	$(23,380)	$(10,584)	$(51,927)

Net cash used in operating activities	(23,380)	(10,584)	(51,927)

Financing Activities:
Proceeds from stock issuance to founder	-	-	14,333
Proceeds of stockholder's loan	-	-	1,302
Proceeds from shares issued	-	-	38,000

Net cash provided by financing activities	-	-	53,635

Net change in cash	(23,380)	(10,584)	1,708

Cash, beginning of the period	25,088	49,137	-

Cash, end of the period	$1,708	$39,711	$1,708

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-

Taxes paid	$-	$-	$-

Stock issued in cancellation of debt	$-	$38,000	$38,000

 The accompanying notes are an integral part of these financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

The Company sustained operating losses and accumulated deficit of $51,927 as of February 28, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended May 31, 2012 included in our Annual Report on Form 10-K. The results of the three and nine month periods ended February 28, 2013 are not necessarily indicative of the results to be expected for the full year ending May 31, 2013.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of February 28, 2013 and May 31, 2012, respectively.

Fair Value of Financial Instruments

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 -	observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 -	include other inputs that are directly or indirectly observable in the marketplace.
Level 3 -	unobservable inputs which are supported by little or no market activity.

Recent Accounting Pronouncements

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its financial statements.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our "major" tax jurisdictions.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of February 28, 2013 and 2012, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Nine months	Nine months
	ended February 28,	ended February 28,
	2013 (unaudited)	2012 (unaudited)

Loss available for common shareholder	$(23,380)	$(10,584)
Basic and fully diluted loss per share	$-	$-

Weighted average common shares outstanding - basic and diluted	4,766,698	4,766,698

Net loss per share is based upon the weighted average shares of common stock outstanding.

Note 3.   Related Party Transactions and Officer Loan

The Company issued the President, Dennis Kjeldson, 2,866,698 common shares for cash of $14,333 on October 22, 2010.

The President of the Company, Dennis Kjeldison, advanced funds of $1,302 to the Company for filing fees. The loan is unsecured, carries no interest, has no terms of repayment or maturity date and is payable upon demand.

Note 4.   Income Taxes

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada).  The Company had no income tax expense during the reported period due to net operating losses. The Company has net operating losses carried forward of approximately $51,000 for tax purposes which will expire in 2030 through 2032 if not utilized.

	February 28,
	2013	2012

Provision computed at federal statutory rate	15%	15%
state tax, net of federal tax benefit	0%	0%
Valuation allowance	-15%	-15%
Effective income tax rate	0%	0%

	February 28, 2013	May 31, 2012

Deferred tax asset- net operating loss	$51,000	$28,500
less valuation allowance	(51,000)	(28,500)

Net deferred tax asset	$0	$0

Note 5.   Common Stock

The Company has authorized 65,000,000 shares of $0.001 par value common stock, of which 4,766,698 shares are issued and outstanding as at February 28, 2013 and authorized 10,000,000 shares of $0.001 par value preferred stock, of which none was outstanding as at February 28, 2013.

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

The demo website was completed In January 2012. Upon testing the demo site the company decided that it needed to be reworked in order to be integrated with the currently popular social media sites. The company believes it will be able to accomplish this redesign by June 2013.

Stage 2:

With Stage 2, the initial operational beta site will be created, tested, and debugged. This website will be beta test-marketed with a variety of selected potential users. Once the beta site is up and running, the company will seek to raise funds for a roll out strategy.

Due to the nature of the costs involved and the fact that the company’s President will not be receiving a salary at this time, expenses related to stage 2 are expected to be less than $30,000. The president will spearhead this effort and the completion of Stage 2 is expected in August 2013. The company does not currently have sufficient capital to begin this stage of its plan of operations, and will require additional capital to complete stage 2. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  We believe the only source of funds that would be realistic is through a loan from our president or the sale of equity capital.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended February 28, 2013 and 2012 are summarized as follows:

	Three Months Ended	Three Months Ended
	February 28, 2013	February 28, 2012

Revenue	$-	$-
Total Expenses	$3,337	$1,158
Net Loss	$3,337	$1,158

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended February 28, 2013 and 2012 are outlined in the table below:

	Three Months Ended	Three Months Ended
	February 28, 2013	February 28, 2012

Professional Fees	$1,380	$300
Other General & Administrative	$1,957	$858

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

We incurred operating losses in the amount of $51,927 from inception on October 4, 2010 through the period ended February 28, 2013.  These operating expenses were composed of professional fees, and other general and administrative expenses.

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

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1(a).   Risk Factors

There have been no changes to our risk factors from those disclosed in our Post-Effective Amendment No. 1 to Form S-1 filed on February 5, 2013.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended February 28, 2013.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending February 28, 2013.

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

Date: April 15, 2013