Form 10-Q/A
period 2013-02-28
Teamupsport Inc.
filed 2013-04-17
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment #1

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

Explanatory Note for Amendment 1:
This amendment 1 to our Quarterly report only furnishes the XBRL presentation not filed with the original 10Q filed on April 15, 2013. Other than a renumbering of the Notes to Financials, no other changes revisions or updates were made to the original filing.

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

Note 3 .   Summary of Significant Accounting Policies

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

Note 4 .   Related Party Transactions and Officer Loan

The Company issued the President, Dennis Kjeldson, 2,866,698 common shares for cash of $14,333 on October 22, 2010.

The President of the Company, Dennis Kjeldison, advanced funds of $1,302 to the Company for filing fees. The loan is unsecured, carries no interest, has no terms of repayment or maturity date and is payable upon demand.

Note 5 .   Income Taxes

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

Note 6 .   Common Stock

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

Date: April 16 , 2013