Form 10-Q
period 2013-08-31
KonaRed Corp
filed 2013-10-21
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2013

☐     Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ____________ to ____________

Commission File Number    333-176429

KONARED CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0366971
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2829 ALA KALANI KAUMAKA ST., SUITE F-133
KOLOA, HI 96756
(Address of principal executive offices, including zip code)

808.212.1553
(Issuer’s telephone number, including area code)

TeamUpSport Inc.
88 College Hill, Ponsonby, Auckland, New Zealand
Year ended May 31, 2013
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  71,366,067 shares of common stock at $0.001 par value issued and outstanding as of October 21, 2013.

ii

EXPLANATORY NOTE

As previously reported in our current report on Form 8-K filed with the SEC on October 10, 2013, we closed the asset purchase agreement with Sandwich Isles Trading Co. Inc., whereby our company ceased to be a shell company. The closing of the asset purchase agreement did not occur until after August 31, 2013, being the end of our first quarter. Thus, we are required to file this quarterly report on Form 10-Q for our business activities prior to the closing of the asset purchase agreement as at August 31, 2013. Although this quarterly report on Form 10-Q includes descriptions of the asset purchase agreement and our new business after the closing of the asset purchase agreement, the financial statements and results of operations included in this quarterly report on Form 10-Q do not include any results of our business after the closing of the asset purchase agreement.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following interim unaudited financial statements of KonaRed Corporation (formerly TeamUpSport Inc.) as of and for the three month period ended August 31, 2013 are included with this Quarterly Report on Form 10-Q.

TeamUpSport Inc.
(A Development Stage Company)
Condensed Balance Sheets

	August 31, 2013	May 31, 2013
	Unaudited

ASSETS
Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued Expenses	$9,036	$2,787
Related Party Payable	44,437	1,181

Total Liabilities	$53,473	$3,968

Stockholders' Deficit
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding.	-	-
Common stock, $0.001 par value; 65,000,000 shares
authorized; Issued and outstanding:
4,766,698 shares as at May 31, 2012 & May 31, 2013	4,767	4,767
Additional paid-in capital	47,566	47,566
Deficit during the development stage	$(105,806)	$(56,301)

Total Stockholders' Deficit	$(53,473)	$(3,968)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Condensed Statements of Operations

			For the Period
	For the Period	For the Period	from Inception,
	Three Months Ending	Three Months Ending	October 4, 2010,
	August 31, 2013	August 31, 2012	through
	Unaudited	Unaudited	August 31, 2013

Revenue	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

General and Administrative Expenses:
Professional Fees	49,505	1,100	69,325
Other Administrative Expenses	-	12,625	36,481

Total General and Administrative
Expenses	49,505	13,725	105,806

Provision for Income Tax	-	-	-

Net Loss from Operations	$(49,505)	$(13,725)	$(105,806)

Basic and Dilutive Net Loss
per share	$(0.01)	$(0.00)

Weighted average number
of shares outstanding	4,766,698	4,766,698

The accompanying notes are an integral part of these condensed financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

	For the Period	For the Period	For the Period
	Three Months	Three Months	from Inception,
	Ending June	Ending June	October 4, 2010
	July August	July August	through August 31,
	2013	2012	2013

Operating Activities:
Net loss	$(49,505)	$(13,725)	$(105,806)
Adjustments to reconcile net loss to net cash
used in operating activities:	-	-	-
Change in operating assets and liabilities:
Accrued Liabilities	6,249	-	8,915

Net cash used in operating activities	$(43,256)	$(13,725)	$(96,891)

Financing Activities:
Proceeds from stock issuance to founder	-	-	14,333
Proceeds from shares issued	-	-	38,000
Proceeds from Related Party Payable	43,256	-	44,558

Net cash provided by financing activities
activities	43,256	-	96,891

Net decrease in cash	-	(13,725)	-

Cash, beginning of the period	-	25,088	-

Cash, end of the period	$-	$11,363	$-

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TeamUpSport Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Deficit
For the period from Inception October 4, 2010 to August 31, 2013

					Deficit
					Accumulated	Total
	Common Stock		Additional		during the	Stockholders'
	Number of		Paid-in		Development	Equity
	Shares	Amount	Capital	Subscriptions	Stage	(Deficit)

Inception, Oct. 2010	-	$-	$-	$-	$-	$-

Subscription for 2,866,698
common shares at $0.005
per share, October 25, 2010				14,333		14,333

Net loss	-	-	-	-	(4,498)	(4,498)

Balances at May 31, 2011	-	$-	$-	$14,333	$(4,498)	$9,835
				.
Issued 2,866,698 common shares
at $0.005 per share for subscription
in cash, June 1, 2011	2,866,698	2,867	11,466	(14,333)		-

Issued 1,900,000 common shares
for each at $0.02 per share,
June 1, 2011	1,900,000	1,900	36,100			38,000

Net loss	-	-	-	-	(24,049)	(24,049)

Balances at May 31, 2012	4,766,698	$4,767	$47,566	$-	$(28,547)	$23,786

Net loss	-	-	-	-	(27,754)	(27,754)

Balances at May 31, 2013	4,766,698	$4,767	$47,566	$-	$(56,301)	$(3,968)

Net loss	-	-	-	-	(49,505)	(49,505)

Balances at August 31, 2013	4,766,698	$4,767	$47,566	$-	$(105,806)	$(53,473)

The accompanying notes are an integral part of these condensed financial statements.

Notes to the Condensed Financial Statements

Note 1.  Organization and Description of Business

TeamUpSport Inc. was incorporated under the laws of the State of Nevada October 4, 2010. The Company was organized for the purpose of engaging in an internet social networking business but has recently decided change directions and has entered into an agreement with KonaRed, a heath, beverage and food business.  It remains a development stage company for this first quarter of 2014.  The Company adopted May 31 as its fiscal year-end.

Note 2.   Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the three months ended August 31, 2013 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America.  These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s August 31, 2013 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended August 31, 2013 are not necessarily indicative of results for the entire year ending August 31, 2013.

Development Stage Enterprise

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

Foreign Currency Translation

The Company’s functional currency is the United States dollar. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).  All transactions are in United States dollars.

Cash and equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.  For the three months ending August 31, 2013, a trust account was established for TeamUpSport by Clark Wilson LLP for its banking needs while the asset purchase agreement was being completed.

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

The Company has experienced a loss since its inception October 4, 2010 of ($105,806). The Company has no business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of its website, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances the Company will be successful in achieving these goals.

Note 4.  Fair Value of Financial Instruments

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

Note 5.  Commitments and Contingencies

There were no commitments or contingencies in the three months ended August 31, 2013.

Note 6. Subsequent Events

Asset Purchase of Sandwich Isles Trading Company Inc.

On June 11, 2013, the Company received a letter of intent to enter into an asset purchase agreement with the Sandwich Isles Trading Company.  Prior to and in anticipation of closing of the asset purchase agreement, on September 9, 2013, the Company effected a name change by merging with its wholly-owned Nevada subsidiary named “KonaRed Corporation” with the Company as the surviving corporation under the new name “KonaRed Corporation”.  A Form 8-K was filed with the SEC on October 10, 2013, stating on October 4, 2013, the Company entered into an asset purchase agreement with Sandwich Isles Trading Co. Inc. and certain principals of Sandwich Isles, Shaun Roberts and Steven M. Schorr (now directors and officer of our company), and as a result of the closing of this agreement, the Company has adopted the health beverage and food business of Sandwich Isles operated under the name “KonaRed”.

Reverse Split

In addition, on September 9, 2013, the Company executed a 13.5 to one forward stock split of the authorized, and issued and outstanding shares of common stock.  The figures shown on these condensed financial statements reflect the share structure prior to this forward split.

Note 7. Related Party Payable

Littlebird Capital Ltd. provided financing to the Company during the three months ended August 31, 2013 while the asset purchase agreement from the Sandwich Isles Trading Company was in process.  Once the asset purchase agreement is finalized and a subscription agreement is drafted for Littlebird Capital Ltd, the payable will become an advance in conjunction with the capital contributed into the Company.  On September 18, 2013 a private placement subscription agreement was offered between Littlebird Capital Ltd. and the Company of 1,111,111 shares at $0.45 per share for the aggregate subscription price of $500,000.  This agreement was executed on October 4, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	our current lack of working capital;
●	inability to raise additional financing;
●
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

●	deterioration in general or regional economic conditions;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	inability to efficiently manage our operations;
●	inability to achieve future sales levels or other operating results; and
●	the unavailability of funds for capital expenditures.

Throughout this Quarterly Report references to “we”, “our”, “us”, “TeamUpSport” means KonaRed Corporation (formerly TeamUpSport Inc.), unless the context clearly requires otherwise.

OVERVIEW AND OUTLOOK

Business Development

We were incorporated in the State of Nevada on October 4, 2010. As a result of the closing of the asset purchase agreement on October 4, 2013, the principal offices of our company are now located at 2829 Ala Kalani Kaumaka St., Suite F-133, Koloa, HI 96756.

Prior to and in anticipation of closing of the asset purchase agreement, on September 9, 2013, our company effected a name change by merging with its wholly-owned Nevada subsidiary named “KonaRed Corporation” with our company as the surviving corporation under the new name “KonaRed Corporation”. In addition, on September 9, 2013, our company effected a 13.5 to one forward stock split of our authorized, and issued and outstanding shares of common stock.

As described above on our current report on Form 8-K filed with the SEC on October 10, 2013, on October 4, 2013, we entered into an asset purchase agreement with Sandwich Isles Trading Co. Inc. and certain principals of Sandwich Isles, Shaun Roberts and Steven M. Schorr (now directors and officer of our company), and as a result of the closing of this agreement, we adopted the health beverage and food business of Sandwich Isles operated under the name “KonaRed”.

OUR CURRENT BUSINESS

Overview

Following the closing of the asset purchase agreement with Sandwich Isles, our company became engaged in the business of distributing, marketing and for retail sale the food and beverage products based on the fruit of the coffee plant.

Principal Products

Our principal product is our premium coffee fruit wellness drink, KonaRed Antioxidant Juice, offered to retail consumers.  Previously discarded as a byproduct of coffee production, the fruit surrounding the coffee seed or bean has been recognized as a powerful anti-oxidant.

Our company’s consumer products line consists of the following proprietary formulations:

16 oz. KonaRed and KonaRed Lite Antioxidant Juice (2 servings) – Our company’s flagship beverage, the 16 oz. superfruit drink has experienced widespread placement in cold juice coolers in a myriad of major establishments.

32 oz. KonaRed Antioxidant Juice (4 servings) – Our 32 oz. is now being featured at a number of establishments in lieu of the standard 16 oz. (4-pack), augmenting our original products and selling at a volume discount price.

KonaRed Antioxidant Juice Cans (Single-Serve 12 oz.) – Expanding our sphere in the grocery aisle or cooler, the our new aluminum can-based product will be offered in sparkling and flat styles and at a lower price point.

Other Products and Ingredients Division

The following products extensions have not been actively marketed to date and thus, have had limited retail exposure. These add-on stock keeping units (“SKU’s”) are expected to make a modest sales impact in remainder of fiscal 2013.

●	KonaRed Stick Packs (10 per box)
●	KonaRed Hawaiian Superfruit Powder (100% soluble coffee fruit powder)
●	KonaRed Antioxidant Capsules

We also operate a branded ingredients division that sells fruit powers and extracts to parallel markets to allow our company to piggyback on resources of established players with widespread footprints in other health-oriented consumer product venues. While the majority of revenues are still derived primarily from beverage sales, we are optimistic that our ingredients division sales will contribute more materially to our future performance.

Operations, Facilities and Distribution Method for Our Products

Our company is transitioning to a more prototypical outsourcing business model, utilizing third party vendors for the bulk of its non-core business operations, while maintaining in-house control of the critical marketing and product development functions. Exceptions to this philosophy have included our company’s coffee fruit extraction facility in Maui which allowed for the creation of important protocols for optimal drying and extraction of the fruit. Early stage research and development (“R&D”) was also performed at a Maui facility as management focused from inception on the science behind the brand.

As we believe the necessary processing and manufacturing intellectual property (“IP”) is now secured, future coffee fruit extraction is expected to be fulfilled by contract manufacturers. To ensure that the tactical change is seamless, a portion of the extraction has already been shifted to a California-based contract manufacturer within close proximity of our warehousing operation (described below).

Based on a cost-benefit analysis and the initial beverage roll-out in the west coast market, we determined that warehousing and shipping functions could be handled more efficiently in-house. Therefore, in June 2012, KonaRed entered into a two-year lease for a 10,000 square foot facility in San Clemente, California, which also houses inventory for Malie, Inc., a beauty and spa products company owned by our company’s founders, Dana and Shaun Roberts, operating under the trade name Malie Organics. Malie’s operations were initiated in 2004 and the business is focused on the high-end Hawaiian and global resort channel, retail and online sales. Mrs. Roberts actively manages Malie in addition to performing her chief financial officer responsibilities for our company. Our chief executive officer, Shaun Roberts, has no involvement in Malie’s day-to-day operations. As part of the operating arrangement between the respective entities, Malie pays approximately $2,000 of the California warehouse lease and also pays a portion of staff salaries at the facility.

Facility	Square Footage	Number of Employees(1)	Lease Expense/Month
Corporate Office Hawaii	700	4(2)	$700
Warehouse/Distribution Center California	10,000	3	$7,267

(1)	CFO Dana Roberts works from Malie’s headquarters facility and 6 sales and marketing employees are based in Kauai in the corporate office and flagship store at 2829 Ala Kalanikaumaka Street, Suite F-133, Koloa, HI 96756.
(2)	Includes 3 full time employees and 1 part time employee.

Supply and Distribution for Our Product

Our company’s ability to secure exclusive Kona-based and other Hawaiian coffee fruit supplies has elevated the stature of the home grown brand image and allows our company to operate without constraints in the supply chain far out into the future. We have been successful in securing a number of contracts structured as 5-year arrangements containing automatic roll-over provisions.

Exemplifying an extremely efficient Ingredients Division operating model, our company takes possession of the dried coffee fruit from the grower, ships the raw material to our San Clemente warehouse for storage, subsequently sending required quantities to subcontractors for value-added processing and shipment to the consumer products customer.

For our company’s beverage production, the coffee fruit finished goods are sent to a 3rd party flavor house which makes the KonaRed concentrate and then ships it to our company’s bottling vendors. Notably, we own the proprietary beverage formulas. Pallets of the ready-to-drink 16 oz. and 32 oz. SKUs are then shipped back to our company’s warehouse and disseminated to either distributors or shipped directly to retailers.

The supply chain logistics are occasionally altered, as is the case with the “healthy coffee products” based on branding that are produced by large national coffee companies.

Market and Sales and Marketing

We believe our company has established a frontrunner position in the coffee fruit category, boasting a series of retail entrees within 18 months of product launch. Setting out to first establish the upstart coffee fruit sector on our home turf, visible placement has in turn spawned similar opportunities on the west coast, representing an expanding presence with iconic industry players. Our company’s eastward expansion is now underway in addition to a strategy of targeting additional sales avenues, including the restaurant and hospitality space and the pursuit of international prospects.

Sales Strategy

Facilitating our sales efforts through the use of beverage and natural foods distributors, our company has been able to benefit from the highly entrenched positions occupied by these firms in the retail industry. In contrast, certain chains like Costco and Albertsons Arizona mandate direct shipments from the consumer product provider. Management has also retained manufacturers’ sales representatives in working to calibrate its overall sales efforts.  During the roll-out, management has learned the importance of supporting its distributor network with internal sales personnel “on the ground.” Particularly for an emerging product, merchandising follow-up, dialog with store managers and coordination of promotions and pricing are critical in maintaining brand momentum. Our company has also deployed demos extensively in its early stages and has found a linear connection between demos and sales traction, particularly at the introduction stage in new venues. Demos are often outsourced to specialists in the field and have represented a major expenditure for the business, although demo expense ratios are planned to decrease from previous product launch levels.

KonaRed has employed co-op advertising and special promotions in conjunction with its retail partners when deemed appropriate in its brand building efforts. To date, no slotting fees have been paid. A slotting fee is an amount paid by the manufacturer to the retailer for making room on its retail shelf for the product. It should be noted that our flagship beverage pricing levels have already been adjusted by our management to reflect the current pricing dynamics fostered by recent industry consolidation. Specifically, the entrance of leading beverage monoliths into the functional beverage category has tightened pricing but also created a vibrant mergers and acquistions environment for emerging brands like KonaRed. Recent industry deals include:

●	Coca Cola acquired a majority stake in Zico in June 2012;
●	Pepsi acquired a majority stake in O.N.E. Coconut Water in April 2012;
●	InBev (Anheuser Busch) has made a series of investments in Sambazon (in August 2012, December 2011, and December 2008); and
●	InBev (Anheuser Busch) has also made a series of investments in Vita Coco in May 2012 and December 2010.

Advertising

With a guerilla marketing and word of mouth backdrop, KonaRed has also used radio advertising, events (promotions and contests) and Surf News Network in the Hawaiian market. Social media has also been another low cost advertising tool used by our company. While confining its efforts primarily to non-mainstream advertising options, our company did effectively utilize a high profile billboard campaign on major southern California freeways in Spring 2012. In addition to placement on 11 billboards, KonaRed was also prominently displayed on 75 high-traffic bus stop shelters, a tactic that resulted in traceable sales results in the region. Management plans to selectively implement this approach in the future as well.

Organic Promotion

Through its continuing presence in the Hawaiian community, participating in and promoting ocean and extreme-athlete related contests, races and charity events, our company has weaved the brand into the collective consciousness of this trend-setting culture.

Advancing our company’s media depth and brand cache, our company also sponsors an “Ambassador Team,” a group of Hawaiian super-athletes who have embraced the product and participate in promotional events, sign autographs at store openings, and are generally available to spread the goodwill of the brand.

Fertile Cross Marketing

Our Ingredients Division co-branding opportunities serve to perpetuate branding exposure and inherent marketing velocity. Our company’s standard procedure is to require the execution of trademark licensing agreements with ingredients customers to ensure that all labels and branding material are approved by our company (e.g. use of the “Made with KonaRed” moniker).

Our Ingredients Division customers have dedicated material space on their respective websites to promote their associations with KonaRed, which further augments the viral marketing flavor of the brand. Notably, our website (Konared.com) is a well-conceived marketing tool anchoring our company’s web presence.

Targeted Growth Areas

While still early in its life cycle, international distribution opportunities have been presented to our company. The food service and hospitality channel also appears ideally suited for our company and management has begun to focus on establishing a pathway into the restaurant and hotel arena.

Competition

The beverage industry is extremely competitive. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. Our product is competing directly with a wide range of drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other marketing campaigns. In addition, companies manufacturing these products generally have far greater financial, marketing, and distribution resources than we do.

Important factors that will affect our ability to compete successfully include taste and flavor of our product, trade and consumer promotions, the development of new, unique and cutting edge products, attractive and unique packaging, branded product advertising, pricing, and the success of our distribution network.

We will also be competing to secure distributors who will agree to market our product over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets.

Our product will compete generally with all liquid refreshments, including numerous specialty beverages, such as: SoBe; Snapple; Arizona; Vitamin Water; Gatorade; and Powerade. We will compete directly with other consumer products participants in the nascent coffee fruit sector including Bai and SoZo Coffeeberry.

Intellectual Property

KonaRed® is a registered trademark in the United States and in Japan and we intend to seek a number of trademarks for slogans and product designs.

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights could result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights will be a key component of our operating strategy.

As a result of our company’s strident R&D efforts, two patents have been filed by our intellectual property counsel, pending finalization. With one patent covering its proprietary extraction process and another based on a composition process, Management believes that patent coverage adds value to the business, particularly in the coffee fruit ingredients space, thus bolstering credibility and acting as an additional barrier to entry.

We hold also trademark to the “Paradise in a Bottle®” tag line.

Seasonality of Business

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for our product and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

Research and Development Costs During the Last Two Years

KonaRed has maintained a modest R&D effort over fiscal years 2011 and 2012, having spent approximately $83,000 during this period.

Government Regulation

Our products are considered to be synonymous with coffee for regulatory purposes and are thus sold under the U.S. Food and Drug Administration’s (“FDA”) “Generally Regarded as Safe” (“GRAS”) regulatory umbrella. Accordingly, we are not required to petition for FDA approval of its coffee fruit offerings, which would be typical under standard dietary supplement guidelines. However, our company has registered all of its supply chain subcontractors with the FDA as required and has met and answered all inquiries by the FDA. We believe we are in full compliance with all FDA regulations.

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our product are subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations. It will be our policy to comply with any and all legal requirements.

Employees

In addition to Shaun Roberts, who is our president, chief executive officer and a director, we currently employ 6 full time employees and 1 part time employee who all work in the United States. As a result, the Company currently employs 7 employees in total. Steven M. Schorr, who is our chief scientific officer and a director and Dana Roberts, who is our chief financing officer, treasurer, secretary and director, we currently employ 7 full time employees and 1 part time employee whom all work in the United States. are both currently operating as consultants to the Company. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks. Plan of Operation.

EXPLANATORY NOTE

As previously reported in our current report on Form 8-K filed with the SEC on October 10, 2013, we closed the asset purchase agreement with Sandwich Isles Trading Co. Inc., whereby our company ceased to be a shell company. The closing of the asset purchase agreement did not occur until after August 31, 2013, being the end of our first quarter. Thus, we are required to file this quarterly report on Form 10-Q for our business activities prior to the closing of the asset purchase agreement as at August 31, 2013. Although this quarterly report on Form 10-Q includes descriptions of the asset purchase agreement and our new business after the closing of the asset purchase agreement, the financial statements and results of operations included in this quarterly report on Form 10-Q do not include any results of our business after the closing of the asset purchase agreement.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended August 31, 2013 and 2012 are summarized as follows:

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012
Revenue	$-	$-
Total Expenses	$49,505	$13,725
Net Loss	$49,505	$13,725

Revenues

For the period ended August 31, 2013 and up until closing of the asset purchase agreement on October 4, 2013, we had not earned any revenue from operations since our inception.

Expenses

Our expenses for the three months ended August 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012
Professional Fees	$49,505	$1,100
Other General & Administrative	$-	$12,625

For the three month period ended August 31, 2013, we incurred expenses of $49,505 in professional fees. These expenses relate primarily to the ongoing maintenance of the Company and the filing of necessary reports and professional fees incurred as we sought to transform our business by completing the asset purchase agreement described above.

For the three month period ended August 31, 2012, we incurred $1,100 in professional fees and $12,625 in other general and administrative fees. The increase in expenses in the three month period ended August 31, 2013 as compared to the three month period ended August 31, 2012 was primary due to increased professional fees incurred as we sought to transform our business focus.

Liquidity and Capital Resources

For the three months ended August 31, 2013, the Company has exhausted all of its assets and is maintaining operations from officer loans. At this time, the company has no assets and has liabilities totaling from $3,968 to $53,754, an increase of debt at $49,786 or 1355%.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. For the period ended August 31, 2013 and up until closing of the asset purchase agreement on October 4, 2013, our company had not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at August 31, 2013, our company had accumulated losses of $105,806 since inception. We may not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures", as that term is defined in Rule 15d-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal accounting officer to allow timely decisions regarding required disclosure.

            As required by paragraph (b) of Rules 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. However, pursuant to the asset purchase agreement dated October 4, 2013 between our company and Sandwich Isles, we completed the acquisition of the health beverage and food business of Sandwich Isles operated under the name “KonaRed”. In connection with the closing of the asset purchase agreement, on October 4, 2013, Richenda Rowe resigned as a director of our company and from all officer positions of our company. Effective as of the closing of the asset purchase agreement on October 4, 2013, Shaun Roberts, Steven M. Schorr, Dana Roberts and Gonzalo Camet, four nominees of Sandwich Isles, were appointed as directors of our company. In addition, Mr. Roberts was appointed as president and chief executive officer of our company, Mr. Schorr was appointed as chief scientific officer of our company and Mrs. Roberts was appointed as chief financial officer, treasurer and secretary of our company.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

VDF FutureCeuticals Inc. Dispute with Sandwich Isles

1.
On April 29, 2011, VDF FutureCeuticals, Inc. filed a civil complaint in the United States District Court for the District of Hawaii, alleging that Sandwich Isles has been infringing three patents held by VDF: U.S. Patent No. 7,754,263 ( “‘263 Patent”) entitled “Methods for Coffee Cherry Products” issued 6/13/10; U.S. Patent No. 7,807,205 (“205 Patent”) entitled “Methods for Coffee Cherry Products” issued 10/5/10; and U.S. Patent No. 7,815,959 (“959 Patent”) entitled “Low-Mycotoxin Coffee Cherry Products” issued 10/19/10.

2.
On June 13, 2011, Sandwich Isles filed an answer to VDF’s complaint and a counterclaim against VDF (the ”Counterclaim”). Consistent with the opinion of Sandwich Isles’ patent counsel, Sandwich Isles asserted that no product made, used, offered for sale, sold and/or imported into the U.S. by Sandwich Isles was or is manufactured by Sandwich Isles using methods falling within the scope of the independent claims of the three VDF patents, and therefore, a declaratory judgment of non-infringement and an order dismissing the VDF claims should be entered.

3.
The Counterclaim further asserted that VDF had improperly sent threatening letters to Sandwich Isles and Sandwich Isles customers claiming certain provisional patent rights based on pending patent applications, that VDF had obtained coverage for “portions thereof” (see below) in the 205 Patent by means of inequitable conduct and deception of the U.S. Patent and Trademark Office (“USPTO”), and had engaged in patent misuse, thus invalidating the 205 Patent and justifying an award of Sandwich Isles’ attorneys’ fees and costs.

4.
Sandwich Isles also asserted that VDF had improperly sent letters to Sandwich Isles and Sandwich Isles customers threatening claims for trademark infringement, based on Sandwich Isles’ use of the term “COFFEE CHERRY” which VDF alleged violated its various U.S. trademark registrations for the term “COFFEEBERRY” (“Trademark Registrations”). The Counterclaim requested that VDF’s Trademark Registrations for “COFFEEBERRY” be cancelled on the grounds that the term is descriptive and lacking in acquired descriptiveness, and also sought a judgment for damages incurred by Sandwich Isles as a result of VDF’s wrongful conduct under Hawaii state law and an order enjoining VDF from further abusive conduct.

5.
On July 19, 2011, VDF filed a Partial Motion to Dismiss certain of the Counterclaims. On December 27, 2011, the court granted in part and denied in part VDF’s motion, but as to the Counterclaims that it dismissed, the court allowed Sandwich Isles to amend them in order to more clearly state the alleged factual basis and to re-file them as amended. As a result, on January 26, 2012, Sandwich Isles filed its First Amended Counterclaim against VDF (“Amended Counterclaim”), reasserting all of the claims alleged in the original Counterclaim except the claim for invalidation on the grounds of patent misuse, and clarifying the factual basis for invalidation of the 205 Patent for inequitable conduct.

6.
Since the inception of the lawsuit, Sandwich Isles proposed that VDF and Sandwich Isles engage in discussions to resolve the dispute. VDF declined the proposal, however, and consequently, on October 31, 2011, Sandwich Isles filed with the USPTO requests for ex parte re-examination of the three VDF patents.

7.
On November 3, 2011, Sandwich Isles filed a Motion to Stay the patent infringement lawsuit pending the re-examinations. On December 27, 2011, the court granted Sandwich Isles’ motion and ordered that the patent lawsuit would be stayed pending the re-examinations and prohibited any further action in the litigation until the re-examinations are resolved, except for the filing of the Amended Counterclaim and VDF’s answer to the Amended Counterclaim.

8.
On December 27, 2011, Sandwich Isles commenced an administrative proceeding before the USPTO Trademark Trial and Appeal Board (the “Board”) petitioning to cancel the VDF Trademark Registrations on the grounds that “COFFEEBERRY” is descriptive and lacking in secondary meaning. On February 6, 2012, Sandwich Isles moved to suspend the proceeding on the grounds that the Hawaii District Court litigation (although stayed) involves the same issues, pursuant to the Amended Counterclaim, and on April 26, 2012, the Board granted Sandwich Isles’ motion. On May 29, 2012, VDF filed a motion for reconsideration of the suspension order, which motion is currently pending and has not been ruled upon. In the event the Board reconsiders its suspension order, there is a possibility that litigation relating to the Trademark Registrations would proceed in the cancellation, despite the stay of the Hawaii District Court action.

9.
On January 11, 2012, the USPTO issued orders granting Sandwich Isles’ requests for ex parte re-examination of all claims of all three VDF patents, having found substantial new questions of patentability.  The USPTO also issued Office Actions rejecting (non-final) all of the claims of all three patents on the grounds of lack of novelty and/or obviousness, in light of prior art including Canadian Patent No. 1104410 issued to Carlos Bustamante (“Bustamante CA”). The Amended Counterclaim asserts that VDF engaged in inequitable conduct in the 205 Patent application by deliberately mischaracterizing the scope of Bustamante CA and thereby causing the original Examiner to overlook it.

10.
On May 3 and 7, 2012, the USPTO issued Office Actions in the patent re-examinations, rejecting all claims and amended claims in the three VDF patents, on the grounds of lack of novelty and/or obviousness. While the Office Actions state that they are “FINAL,” VDF objected to the finality of portions of the Office Actions. It is anticipated that VDF will appeal some or all of the rejected patent claims.

11.	In June, 2012, VDF responded to the 3 final Office Actions by contending that the finality of those rejections was premature. VDF also further amended its claims.

12.
In June, 2012, USPTO issues Advisory Action affirming the finality of the Office Actions and requiring VDF to file an appeal or face cancellation of all claims.  The deadline for filing the appeal was September 3, 2012.

13.
On September 7, 2012 VDF filed a Notice of Appeals with the USPTO for the patent applications 90/011,989, 90/011,990 and 90/011,991.  Subsequently on June 5, 2013 the Appeals process was resolved reversing the previous Ex Parte Examination Advisory Action denying all claims of the three patents in question of VDF and granting the patents on a substantially narrowed basis.

14.
On July 11, 2013, the ex parte re-examination certificate was issued for U.S. Patent No. 7,807,205, and confirmed the patentability of claims 1-16, confirmed the patentability of claim 17 as amended, and confirmed the patentability of claims 18-19 as dependent on amended claim 17.

15.
On July 17, 2013, a re-examination certificate was issued for U.S. Patent No. 7,815,959, and confirmed the patentability of claims 1-4, confirmed the patentability of claim 5 as amended, and confirmed the patentability of claims 6-7 as dependent on amended claim 5;

16.
On July 17, 2013, the ex parte re-examination certificate was issued for U.S. Patent No. 7,754,263, and confirmed the patentability of claims 13-16, confirmed the patentability of claims 1 and 17 as amended, and confirmed the patentability of claims 2-12 and 18-19 as dependent on the amended claims 1 or 17.

17.
On August 8, 2013, VDF requested that the court “automatically dissolve” the stay of this litigation. In light of outstanding questions regarding pending matters as well as the need for a new schedule, VDF further requested that the court set a status conference to discuss this lawsuit at the court’s earliest convenience.

18.	On August 19, 2013, a status conference was scheduled in Hawaii District Court.

19.	On August 26, 2013, the Status Conference was delayed to 10/23/2013 by the attorneys of VDF to the parties to come to settlement.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Risks Related to Our Business

Because we have a limited operating history, our ability to fully and successfully develop our business is unknown.

Sandwich Isles, which operated the Business prior to closing of the asset purchase agreement, was incorporated in 2008, and our company was incorporated in October of 2010, and we have only recently begun producing and distributing our products, and do not have a significant operating history with which investors can evaluate our business. Our ability to successfully develop our products, and to realize consistent, meaningful revenues and profit has not been established and cannot be assured.For us to achieve success, our products must receive broader market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation. If our products are not widely accepted by the market, our business may fail.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues, manage development costs and expenses, and compete successfully with our direct and indirect competitors

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the development, production, marketing, and sales of our product. As a result, we may not generate significant revenues in the future. Failure to generate significant revenues in near future may cause us to suspend or cease activities.

We will need additional funds to produce, market, and distribute our product.

We will have to spend additional funds to produce, market and distribute our product. If we cannot raise sufficient capital, we may have to cease operations and you could lose your investment.

We will need additional funds to produce our product for distribution to our target market. Even after we complete the production of our product, we have to spend substantial funds on distribution, marketing and sales efforts.

There is no guarantee that sufficient sale levels will be achieved.

There is no guarantee that the expenditure of money on distribution and marketing efforts will translate into sales or sufficient sales to cover our expenses and result in profits. Consequently, there is a risk that you may lose all of your investment.

Our development, marketing, and sales activities are limited by our size.

Because we are small and do not have much capital, we must limit our product development, marketing, and sales activities. As such we may not be able to complete our production and business development program that is as thorough as we would like. If this becomes a reality, we may not ever generate revenues and you will lose your investment.

Changes in the nonalcoholic beverage business environment and retail landscape could adversely impact our financial results.

The nonalcoholic beverage business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the nonalcoholic beverage retail landscape is very dynamic and constantly evolving, not only in emerging and developing markets, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed markets, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If we are unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Intense competition and increasing competition in the commercial beverage market could hurt our business.

The commercial retail beverage industry, and in particular its nonalcoholic beverage segment is highly competitive. Market participants are of various sizes, with various market shares and geographical reach, some of whom have access to substantially more sources of capital.

We will compete generally with all liquid refreshments, including numerous specialty beverages, such as: SoBe; Snapple; Arizona; Vitamin Water; Gatorade; and Powerade.

We will compete indirectly with major international beverage companies including but not limited to: the Coca-Cola Company; PepsiCo, Inc.; Nestlé; Dr. Pepper Snapple Group; Groupe Danone; Kraft Foods Group, Inc.; and Unilever. These companies have established market presence in the United States, and offer a variety of beverages that are substitutes to our product. We face potential direct competition from such companies, because they have the financial resources, and access to manufacturing and distribution channels to rapidly enter the health food and beverage market.

We will compete directly with other consumer products participants in the nascent coffee fruit sector including Bai and SoZo Coffeeberry. These companies could bolster their position in the nascent coffee fruit sector through additional expenditure and promotion.

As a result of both direct and indirect competition, our ability to successfully distribute, market and sell our product, and to gain sufficient market share in the United States to realize profits may be limited, greatly diminished, or totally diminished, which may lead to partial or total loss of your investments in our company.

Expansion of the nascent coffee fruit sector or sufficiency of consumer demand in that market for operations to be profitable are not guaranteed.

The nascent coffee fruit sector is an emerging market and there is no guarantee that this market will expand or that consumer demand will be sufficiently high to allow our company to successfully market, distribute and sell our product, or to successfully compete with current or future competition, all of which may result in total loss of your investment.

Our growth and profitability depends on the performance of third-parties and our relationship with them.

Our distribution network and its success depend on the performance of third parties. Any non-performance or deficient performance by such parties may undermine our operations, profitability, and result in total loss to your investment. To distribute our product, we will use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our product to consumers. The success of this network will depend on the performance of the brokers, distributors and retailers of this network. There is a risk that a broker, distributor, or retailer may refuse to or cease to market or carry our product. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our product in localities that may not be receptive to our product. Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sale activities. We also need to maintain good commercial relationships with third-party brokers, distributors and retails so that they will promote and carry our product. Any adverse consequences resulting from the performance of third-parties or our relationship with them could undermine our operations, profitability and may result in total loss of your investment.

Health benefits of the coffee fruit are not guaranteed.

Although several studies have indicated the health benefits of the coffee fruit, such health benefits are not guaranteed. Consequently, negative studies and publicity surrounding the coffee fruit may result in loss of market share or potential market share and hence loss of your investment.

Water scarcity and poor quality could negatively impact our production costs and capacity.

Water is the main ingredient in our product. It is also a limited resource, facing unprecedented challenges from overexploitation, increasing pollution, poor management, and climate change. As demand for water continues to increase, as water becomes scarcer, and as the quality of available water deteriorates, we may incur increasing production costs or face capacity constraints that could adversely affect our profitability or net operating revenues in the long run.

Increase in the cost, disruption of supply or shortage of ingredients, other raw materials or packaging materials could harm our business.

We and our bottling partners will use water, the coffee fruit, packaging materials for bottles such as plastic, aluminum and paper products. The prices for these ingredients, other raw materials and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our or our bottling partners’ ingredients, other raw materials and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect the affordability of our product and reduce sales.

An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, or packaging materials and containers that may be caused by a deterioration of our or our bottling partners’ relationships with suppliers; by supplier quality and reliability issues; or by events such as natural disasters, power outages, labor strikes, political uncertainties or governmental instability, or the like, could negatively impact our net revenues and profits.

Changes in laws and regulations relating to beverage containers and packaging could increase our costs and reduce demand for our products.

We and our bottlers intend to offer non-refillable, recyclable containers in the United States. Legal requirements have been enacted in various jurisdictions in the United States requiring that deposits or certain eco taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. Other proposals relating to beverage container deposits, recycling, eco tax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels in the United States. Consumers’ increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of such legislation or regulations. If these types of requirements are adopted and implemented on a large scale in the geographical regions in which we operate or intent to, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues or profitability.

Significant additional labeling or warning requirements or limitations on the availability of our product may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our product relating to the content or perceived adverse health consequences of our product. If these types of requirements become applicable to our product under current or future environmental or health laws or regulations, they may inhibit sales of our product.

Unfavorable general economic conditions in the United States could negatively impact our financial performance.

Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and consumer demand for, our product in the United States. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies. Lower consumer demand for our product in the United States could reduce our profitability.

Adverse weather conditions could reduce the demand for our products.

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for our product and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our company’s product will be subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state, and local workplace health and safety laws, such as the Occupational Safety and Health Act; various federal, state and local environmental protection laws; and various other federal, state, and local statutes and regulations. Legal requirements also apply in many jurisdictions in the United States requiring that deposits or certain eco taxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary.  Other types of statutes and regulations relating to beverage container deposits, recycling, eco taxes and/or product stewardship also apply in various jurisdictions in the United States. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at the local, state and federal levels in the United States. Changes to such laws and regulations could increase our costs or reduce or net operating revenues.

In addition, failure to comply with environmental, health or safety requirements and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes, or a cessation of operations at our or our bottling partners’ facilities, as well as damage to our image and reputation, all of which could harm our profitability.

Risk Related to Our Stock

Because Sandwich Isles controls a large percentage of our common stock, Sandwich Isles has the ability to influence matters affecting our stockholders.

In connection with the closing of the asset purchase agreement with Sandwich Isles, we experienced a change of control, as our existing director resigned, new directors who were nominees of Sandwich Isles were appointed to our board and Sandwich Isles was issued shares that constituted 59.97% of our issued and outstanding shares of our common stock. Shaun and Dana Roberts collectively own 22.39% and Steven M. and Hamiel Schorr collectively own 22.22% of the issued and outstanding shares of Sandwich Isles common stock and Shaun Roberts and Steven Schorr remain directors of Sandwich Isles. As a result, Shaun Roberts and Steven M. Schorr, as directors of Sandwich Isles, indirectly exercise voting and dispositive power with respect to approximately 60% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares of common stock. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because their interest could result in management making decisions that are in the best interest of Sandwich Isles and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 877,500,000 shares of common stock and 10,000 shares of preferred stock, of which 71,366,067 shares of common stock and no share of preferred stock are issued and outstanding as of the date hereof. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Our stock is a penny stock. The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We completed an offering of 2,866,689 shares of common stock on October 22, 2010 to a former president and director, Dennis Kjeldsen, at a price of $0.005 per share.  The total proceeds received from this offering were $14,333.49.  These shares were issued pursuant to Section 4(2) of the 1933 Act and are restricted shares as defined in the 1933 Act.  We did not engage in any general solicitation or advertising.

We completed an offering of 1,900,000 shares of our common stock at a price of $0.02 per share to a total of 31 purchasers on June 1, 2011.  The total amount we received from this offering was $38,000.  We completed this offering pursuant Rule 903(a) and conditions set forth in Category 3 (Rule 903(b)(3)) of Regulation S of the 1933 Act.

Effective October 4, 2013, we issued an aggregate of 42,750,000 shares of our common stock to Sandwich Isles in connection with the closing of the asset purchase agreement. Also in connection with closing the asset purchase agreement, effective October 4, 2013, we completed a non-brokered private placement with one investor of 1,777,778 shares of our common stock at a price $0.45 per share for gross proceeds of $800,000 and we converted a secured convertible promissory note into 1,111,111 shares of common stock of our company at a price of $0.45 per share. Pursuant to the private placement and loan conversion, we issued an aggregate of 2,888,888 shares of common stock of our company. The shares of common stock of our company were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933 (the “1933 Act”)) in offshore transactions relying on Regulation S and/or Section 4(a)(2) of the 1933 Act.

As consideration for assisting us in structuring the acquisition with Sandwich Isles, we issued 2,888,888 share purchase warrants to Fondecta Capital Ltd., with each warrant entitling Fondecta to acquire one further share of common stock of our company for a period of five years from the closing date at a price of $0.65 per share.

Effective October 17, 2013, we issued 77,778 units to one investor in a non-brokered private placement, at a purchase price of $0.45 per unit for gross proceeds of $35,000. Each unit consisted of one share of our common stock and one non-transferable common share purchase warrant, with each warrant entitling the holder to acquire one additional share of our common stock at a price of $0.65 per share for a period of five years. The investor was not U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and the investor acquired the securities in a transaction outside of the United States.  In issuing the securities to the investor, we relied on the registration exemption provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

We completed our acquisition of substantially all of the assets, property and undertaking of the health beverage and food business operated under the name “KonaRed” from Sandwich Isles Trading Co. Inc., a private Hawaiian corporation, on October 4, 2013, pursuant to the terms of an asset purchase agreement dated October 4, 2013.  Please refer to our current report on Form 8-K filed with the SEC on October 10, 2013 and incorporated by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement dated October 4, 2013 with Sandwich Isles Trading Co. Inc. (filed as an exhibit to our current report on Form 8-K on October, 2013)
2.2	Employment Agreement dated October 4, 2013 with Shaun Roberts (filed as an exhibit to our current report on Form 8-K on October 10, 2013)
2.3	Consultant Agreement dated October 4, 2013 with Bioponic Phytoceauticals, Inc. (a company controlled by Steven M. Schorr) (filed as an exhibit to our current report on Form 8-K on October 10, 2013)
3.1	Articles of Incorporation (filed as an exhibit to our registration statement on Form S-1 on August 22, 2011)
3.2	Bylaws (filed as an exhibit to our registration statement on Form S-1 on August 22, 2011)
3.3	Articles of Merger dated effective September 9, 2013 (filed as an exhibit to our Form 8-K Current Report on September 13, 2013)

Exhibit Number	Description of Exhibit
3.4	Certificate of Change dated effective September 9, 2013 (filed as an exhibit to our Form 8-K Current Report on September 13, 2013)
10.1	Binding Letter agreement dated June 5, 2013 with Sandwich Isles Trading Company, Inc. (filed as an exhibit to our Form 8-K Current Report, filed on June 11, 2013)
10.2	Form of private placement subscription agreement (offshore purchasers) (filed as an exhibit to our current report on Form 8-K on October 10, 2013)
16.1	Letter from John Kinross-Kennedy dated January 14, 2012 re change in certifying accountant (filed as an exhibit to our Form 8-K Current report, filed on January 14, 2013)
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited Financial Statements of Sandwich Isles Trading Co. Inc. years ended December 31, 2012 and 2011 (filed as an exhibit to our current report on Form 8-K on October 10, 2013)
99.2	Unaudited Financial Statements of Sandwich Isles Trading Co. Inc. the period ended June 30, 2013 (filed as an exhibit to our current report on Form 8-K on October 10, 2013)
99.3	Pro Forma Financial Statements as at June 30, 2013 (filed as an exhibit to our current report on Form 8-K on October 10, 2013)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONARED CORPORATION (formerly TeamUpSport Inc.)

By:

/s/ Shaun Roberts
Shaun Roberts
President, Chief Executive Officer and Director
Principal Executive Officer
October 21, 2013

By:

/s/ Dana Roberts
Dana Roberts
Chief Financial Officer, Treasurer, Secretary and Director
Principal Financial Officer and Principal Accounting Officer
October 21, 2013