Form 10-Q/A
period 2013-08-31
KonaRed Corp
filed 2013-10-24
CIK 1527355

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

Explanatory Note for Amendment 1:

This Amendment #1 to our Quarterly Report only furnishes the XBRL presentation not filed with the original 10Q, filed on October 21, 2013. Only typographical error revisions were made to the original filing on pages 1 & 14.

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

TeamUpSport Inc.
(A Development Stage Company)
Condensed Balance Sheets

	August 31, 2013	May 31, 2013
	Unaudited

ASSETS
Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued Expenses	$9,036	$2,787
Related Party Payable	44,437	1,181

Total Liabilities	$53,473	$3,968

Stockholders' Deficit
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding.	-	-
Common stock, $0.001 par value; 65,000,000 shares
authorized; Issued and outstanding:
4,766,698 shares as at August 31, 2013 & May 31, 2013	4,767	4,767
Additional paid-in capital	47,566	47,566
Deficit during the development stage	$(105,806)	$(56,301)

Total Stockholders' Deficit	$(53,473)	$(3,968)

Total Liabilities and Stockholders' Deficit	$-	$-

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

Liquidity and Capital Resources

For the three months ended August 31, 2013, the Company has exhausted all of its assets and is maintaining operations from officer loans. At this time, the company has no assets and has liabilities totaling from $3,968 to $53,473 , an increase of debt at $49,505 or 1355%.

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
October 23 , 2013

By:

/s/ Dana Roberts
Dana Roberts
Chief Financial Officer, Treasurer, Secretary and Director
Principal Financial Officer and Principal Accounting Officer
October 23 , 2013