Form 10-K/A
period 2013-05-31
KonaRed Corp
filed 2013-12-09
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K /A

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

iii

EXPLANTORY NOTE

This amendment to our annual report for the year ended May 31, 2013 on Form 10-K/A is being filed to incorporate the Audit Report from the auditor of our financial statements for the years ended May 31, 2012 and May31, 2011 which was omitted from our Form 10-K filing. Unless otherwise disclosed herein, the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the original filing of the Form 10-K, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report. This amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TeamUpSport, Inc. (A development stage company)

We have audited the accompanying balance sheet of TeamUpSport, Inc (the "Company") as of May 31, 2013, and the related statements of operations, stockholders’ equity/deficit and cash flows for the year then ended and for the period from October 4, 2010 (Inception) through May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of May 31, 2012 was audited by other auditors, whose report dated August 23 , 2012, expressed an unqualified opinion on those financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

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

/s/ John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
August 23, 2012

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement, filed on August 22, 2011)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement, filed on August 22, 2011)
10.1	Binding Letter agreement dated June 5, 2013 with Sandwich Isles Trading Company, Inc. (filed as an exhibit to our Form 8-K Current Report, filed on June 11, 2013)
16.1	Letter of John Kinross-Kennedy (filed as an exhibit to our Form 8-K Current report, filed on January 14, 2013)
23.1*	Consent of John Kinross-Kennedy authorizing inclusion of May 31, 2012 Audit Report
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAMUPSPORT INC. (renamed KONARED CORPORATION as of date of this 10K/A filing)

By	/s/ Shaun Roberts
Shaun Roberts
Chief Executive Officer, Director

By	/s/ Dana Roberts
Chief Financial Officer, Director

Date:	December 9, 2013