Form 10-K
period 2013-12-31
KonaRed Corp
filed 2014-03-18
CIK 1527355

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

Commission File # 333-176429

KONARED CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	99-0366971 (IRS Employer Identification Number)

2829 ALA KALANI KAUMAKA ST., SUITE F-133
KOLOA, HI  96756
 (Address of principal executive offices)    (Zip Code)

Tel. (808) 212-1553
 (Registrant’s telephone no., including area code)

TEAMUPSPORT INC.
88 College Hill, Ponsonby, Auckland NZ
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The aggregate market value of the 32,307,576 common shares of the registrant owned by non-affiliates is $25,846,061 based on a last trade price of $0.80 per share on March 17, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 75,057,576 common shares were issued and outstanding as of March 18, 2014.

ii

KONARED CORPORATION

iii

GENERAL NOTE

This annual report on Form 10-K is being filed by our company following the completion of our acquisition of substantially all of the assets, property and undertaking of the health beverage and food business operated under the name “KonaRed” (the “Business”) from Sandwich Isles Trading Co. Inc. (“Sandwich Isles”), a private Hawaiian corporation, on October 4, 2013, pursuant to the terms of an asset purchase agreement dated October 4, 2013 (the "Asset Agreement"). As a result of our acquisition of the Business from Sandwich Isles, we ceased to be a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

In connection with the closing of the Asset Agreement with Sandwich Isles, we experienced a change of control, as our existing director resigned, new directors who were nominees of Sandwich Isles were appointed to our board and Sandwich Isles was issued shares that constituted 59.07% of our issued and outstanding shares of our common stock. Additionally, as a result of the acquisition, Sandwich Isles’ current management became our management. As a result, we have determined to treat the acquisition as a reverse recapitalization for accounting purposes, with Sandwich Isles as the acquirer for accounting purposes. As such, the financial information, including the operating and financial results, audited financial statements, included in this annual report on Form 10-K are primarily that of Sandwich Isles, rather than that of our predecessor company TeamUpSport Inc. prior to the completion of the Asset Agreement.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate Overview

In this annual report on Form 10-K the terms "KonaRed", “we”, “us”, “our”, the "Registrant", and the "Company” mean KonaRed Corporation. Unless otherwise stated, “$” refers to United States dollars.

On September 9, 2013, our Company effected a 13.5 to one forward stock split of our common stock. Unless otherwise indicated, the securities of our company referred to in this annual report on Form 10-K are the securities subsequent to the forward stock split.

We were incorporated in the State of Nevada on October 4, 2010. Sandwich Isles was incorporated in the State of Hawaii on August 22, 2008. As a result of the closing of the Asset Agreement, the principal offices of our company are now located at 2829 Ala Kalani Kaumaka St., Suite F-133, Koloa, HI 96756.

Prior to and in anticipation of closing of the  Asset Agreement, on September 9, 2013, our Company effected a name change by merging with our wholly-owned Nevada subsidiary named “KonaRed Corporation” with our Company as the surviving corporation under the new name “KonaRed Corporation”.

The Company’s fiscal year-end is December 31st (prior to the Asset Agreement our fiscal year end was May 31st and upon execution of the Asset Agreement on October 4, 2013, our fiscal year end changed to December 31st.)

The Company’s common stock traded publicly on the OTC Bulletin Board (OTC-BB) market under the trading symbol: KRED.

Description of Business

Overview
Following the closing of the Asset Agreement with Sandwich Isles, our company became engaged in the business of distributing, marketing and selling for retail sale the food and beverage products based on the fruit of the coffee plant.

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

KonaRed Antioxidant Juice Cans (Single-Serve 12 oz.) Expanding our sphere in the grocery aisle or cooler, the our new aluminum can-based product will be offered in sparkling and flat styles and at a lower price point.

Other Products and Ingredients Division

The following products extensions were also added during fiscal 2013, but not actively marketed and thus had limited retail exposure during fiscal 2013:

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

Operations, Facilities and Distribution Method for Our Products

Our Company uses a prototypical outsourcing business model, utilizing third parties for the bulk of our non-core business operations, such as manufacturing and coffee fruit extraction, while maintaining in-house control of our critical marketing, product development and warehousing and shipping functions. Exceptions to this approach have included our Company’s coffee fruit initial extraction facility in Maui which facilitated the creation of important protocols for optimal drying and extraction of the fruit. Early stage research and development (“R&D”) was also performed at a Maui facility as management focused from inception on the science behind the brand. As we grew we required larger production capacity and our Maui facility was shut down in March 2013.

When we gained full confidence that we had developed the necessary processing and manufacturing intellectual property (“IP”) with respect to processing and manufacturing our base ingredient (the coffee fruit), we transitioned our coffee fruit extraction to contract manufacturers. To ensure this tactical change was seamless, we initially moved a portion of the extraction to a California-based contract manufacturer within close proximity of our warehousing operation (described below), which is now where all extraction takes place.

Based on a cost-benefit analysis and the successful initial beverage roll-out in the west coast market, we also determined that warehousing and shipping functions were more efficiently handled in-house. Therefore in June 2012, our Company entered into a two-year lease for a 10,000 square foot facility in San Clemente, California, which also houses inventory for Malie, Inc., ('Malie') a beauty and spa products company owned by our Company’s founders, Dana and Shaun Roberts. Operating under the trade name Malie Organics, Malie’s operations were initiated in 2004 and the business is focused on the high-end Hawaiian and global resort channel, retail and online sales. Mrs. Roberts actively manages Malie in addition to performing her chief financial officer responsibilities for our Company. Our chief executive officer, Shaun Roberts, has no involvement in Malie’s day-to-day operations. As part of the operating arrangement between the respective entities, Malie pays approximately $2,000 of the California warehouse lease and also pays a portion of staff salaries at the facility.

Facility	Square footage	Number of employees per site (1)	Lease expense per month

Corporate Head Office Kalaheo, Hawaii	700 sq ft	3	$700
Warehouse & Distribution Center San Clemente, California	10,000 sq ft	5	$7,267 (2) $7,539 (2)

(1) Additionally, CFO Dana Roberts works from Malie’s headquarters facility and 3 sales and marketing employees are based in Oahu, Hawaii in home office arrangements.
(2) Based on our agreed share of the total lease costs, which were $$9,266.70 per month for the period from January 1 to May 31, 2013; and $9,811.80 per month for the period from June 1 to December 31, 2013.

Supply and Distribution for Our Product

Our Company’s ability to secure exclusive Kona-based and other Hawaiian coffee fruit supplies has elevated the stature of the home grown brand image and should allow our Company to operate without constraints in the supply chain for the foreseeable future. We have been successful in securing a number of supply agreements structured as 5-year arrangements containing automatic roll-over provisions. The foregoing agreements generally provide that so long as our Company purchases raw material from the supplier, the supplier is obligated to provide raw material exclusively to our Company. Our Company’s principal supplier is

Greenwell Farms, Inc., a Hawaii corporation. We recently renewed our Raw Material Acquisition Agreement with Greenwell, whereby Greenwell continued to agree that it would be an exclusive supplier of raw material so long as we purchase raw material from Greenwell.

We determine the amount of dried coffee fruit to purchase from our suppliers based on our annual sales forecasts and we have historically been accurate at estimating supply quantities based on projected sales. Since the fruit surrounding the coffee seed or bean was previously discarded as a byproduct of coffee production, such raw material has also remained readily available from coffee farms located in Hawaii and internationally. Therefore, although we currently have a principal supplier, in the event that we lose a principal supplier, we are confident that we would be able to ascertain raw material from other suppliers.

Exemplifying an extremely efficient Ingredients Division operating model, our Company takes possession of the dried coffee fruit from the grower, ships the raw material to our San Clemente warehouse for storage, subsequently sending required quantities to subcontractors for value-added processing and shipment to our consumer products customers such as Costco’s, Albertsons and Whole Foods Markets. The value-added processing consists of water based extraction whereby the dried coffee fruit is reduced to liquid extract, which processing generally takes approximately 24 hours to complete. We enter into agreements with our subcontractors based on their ability to create flavor solutions.

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

Our Company has employed co-op advertising and special promotions in conjunction with its retail partners when deemed appropriate in its brand building efforts. To date, no slotting fees have been paid. A slotting fee is an amount paid by the manufacturer to the retailer for making room on its retail shelf for the product. It should be noted that our flagship beverage pricing levels have already been adjusted by our management to reflect the current pricing dynamics fostered by recent industry consolidation. Specifically, the entrance of leading beverage monoliths into the functional beverage category has tightened pricing but also created a vibrant mergers and acquisitions environment for emerging brands like KonaRed. Recent industry deals have included:

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

Fertile Cross Marketing

Our Ingredients Division enjoys co-branding opportunities which serve to perpetuate branding exposure and inherent marketing velocity. Our Company’s standard procedure is to require the execution of trademark licensing agreements with ingredients customers to ensure that all labels and branding material are approved by our Company (e.g. use of the “Made with KonaRed” moniker).

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

Our product will compete generally with all liquid refreshments, including numerous specialty beverages, such as: SoBe; Snapple; Arizona; Vitamin Water; Gatorade; and Powerade. We will compete directly with other consumer products participants in the nascent coffee fruit sector including Bai and SoZo Coffeeberry. As we are still a relatively new business and we have modest revenues, we believe that we are a small company in the general liquid refreshments market and health liquid refreshment market.

Intellectual Property

KonaRed® is a registered trademark in the United States and in Japan and we intend to seek a number of trademarks for slogans and product designs. We also hold trademark rights to the “Paradise in a Bottle®” tag line. We believe we have the rights to use the necessary processing and manufacturing intellectual property relating to processing and manufacturing our base ingredient (the coffee fruit) and our proprietary beverage formulas. However, we do not own the manufacturing process for making the finished beverages. We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

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

Partnership Initiative with VDF FutureCeuticals Inc.

To the mutual satisfaction of the parties, on January 28, 2014 KonaRed settled a patent dispute which had been pending since 2011 with VDF FutureCeuticals Inc. ('VDF') by forming a partnership with VDF.

VDF is a major biotech and ingredient supplier and owner of the patent-protected CoffeeBerry® coffee fruit technology, a proprietary set of agricultural and industrial processes and a line of unique ingredients. VDF's patents and processes capture the same potent nutrition inherent in coffee fruit which had formed the basis of two provisional patent applications made by KonaRed based on the proprietary research and development which had been fully developed by KonaRed.

The partnership brings together the flavor profile of KonaRed’s beverages and the ingenuity, innovation, and ongoing chemistry and clinical research of VDF’s globally integrated CoffeeBerry® coffee fruit ingredient platform.

Commenting on formation of the partnership, Mr. Shaun Roberts, CEO of KonaRed and Mr. John Hunter, Executive Vice President of VDF provided the following:

“Finding ways to work together, bridge differences, and create something stronger than the sum of its parts is what the spirit of Aloha is all about, and this dispute with FutureCeuticals is a perfect example,” said KonaRed CEO Shaun Roberts. “This new relationship was forged within the crucible of the lawsuit. During productive discussions with FutureCeuticals, it became apparent that there were obvious synergies available to KonaRed if we worked together. The CoffeeBerry® coffee fruit IP opens up limitless opportunities for us, and I have no doubt that we’re now a far stronger company than we were before.”

“KonaRed has built a very strong brand concept and shows real promise in the marketplace,” said FutureCeuticals Executive VP John Hunter. “During our negotiations, Shaun and Dana Roberts impressed us [and] it became immediately apparent that they are genuine people and terrific marketers. KonaRed is a natural match for our IP and for the extensive science and manufacturing expertise that underlies our CoffeeBerry® coffee fruit ingredient-line. FutureCeuticals welcomes KonaRed into our license fold, and we see a new, even stronger KonaRed emerging from this lawsuit with our partnership.”

VDF (www.futureceuticals.com) is a leader in the bio-research, development, and manufacture of high-quality fruit, vegetable, and grain-based nutraceutical and functional food ingredients. VDF is committed to discovery-based research that leads to the expansion of human health, and is the trusted partner-of-choice for companies in search of creative, ethical solutions for the health and wellness needs of today’s consumer. Its sister company, Van Drunen Farms, was founded over one hundred years ago, and has grown into one of the largest dried food ingredient manufacturers and suppliers in the world.

KonaRed and VDF signed a number of agreements, which are described in Note 11 of the financial statements included in this Annual Report on Form 10-K and are attached to a Current Report on Form 8-K filed to the SEC's EDGAR site (www.sec.gov) by KonaRed on February 3, 2014. To summarize, VDF can earn an equity interest in KonaRed and will earn licensing fees from KonaRed sales, among other matters agreed upon.

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

Research and Development Costs During the Last Two Years

KonaRed has maintained a modest R&D effort over fiscal years 2013 and 2012, having spent approximately $18,710 and 34,850, respectively.

R&D has been focused on quinic acid, an antioxidant that is in greater abundance in the KonaRed beverage than any other molecule. With a molar mass of 192.17 g/mol, quinic acid is small by comparison to other organic chemicals known as polyphenols. Much of our research has been directed towards attempts to confirm whether there is a correlation between small molecular mass and high bioavailability (the body’s ability to readily absorb a substance introduced). In addition, our research has been focused on whether antioxidants with a high oxygen radical absorbance capacity, a method of measuring antioxidant capacities in biological samples, and a high bioavailability may provide a way to increase one’s cellular metabolic efficiency (“CME”).  We believe that it is possible that increased CME may result in increased energy, reduction of metabolic oxygen related stress at the cellular level and reduction of inflammation. We intend to continue our research to the extent of our limited funds and to examine whether the consumption of KonaRed products, if established as substances that increase CME, might provide positive effects on human health  by decelerating the death of cells without negative side effects. Such research is in a very preliminary stage, there is no proof that KonaRed can produce health benefits for humans, and we do not have the funds required to conduct an extensive research program on the matter.

In 2012, a series of tests were conducted at Cayetano University in Lima, Peru by a team of research physicians to determine the antiviral and anti-inflammatory properties of KonaRed in a clinical environment. The Cayetano University studies were commissioned by KonaRed. They were in-vitro (test tube) based studies and not human trials. The KonaRed extract was found to improve cell viability, increase T cell proliferation and improve antiviral defense. The foregoing conclusions were based on the results of antiviral activity and cell proliferate effect of KonaRed on mice.

In these limited tests, KonaRed’s coffee fruit demonstrated an antiviral effect, improving cell viability, increasing T cell proliferation and improving antiviral defense. The body’s first line of defense against viruses is the immune system. This comprises cells and other mechanisms that defend the host from infection in a non-specific manner. Because viruses use vital metabolic pathways within host cells to replicate, they are difficult to eliminate without using drugs that cause toxic effects to host cells in general. The foregoing limited studies suggested that KonaRed beverage’s coffee fruit could have antiviral effects upon consumption by humans.

As in any research and development program, further investigation and study is required. Whether KonaRed's beverage ultimately proves to be a useful CME supplement, and does so without negative effectives, and whether the promotion of CME proves to have therapeutic effects on humans, is unknown.  To the extent our Company has funds available for research and development, management intends to pursue this line of research and investigation on a limited basis.

Government Regulation

Our products are considered to be synonymous with coffee for regulatory purposes and are thus sold under the U.S. Food and Drug Administration’s (“FDA”) “Generally Regarded as Safe” (“GRAS”) regulatory umbrella. Accordingly, we are not required to petition for FDA approval of our coffee fruit offerings, which would be typical under standard dietary supplement guidelines. However, our Company has registered all of its supply chain subcontractors with the FDA as required and has met and answered all inquiries by the FDA. We believe we are in full compliance with all FDA regulations.

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

Employees

In addition to Shaun Roberts, who is our president, chief executive officer and a director and Dana Roberts, who is our chief financing officer, treasurer, secretary and director, we currently employ 8 full time and 1 part employees whom all work in the United States. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research; and as needed we engage the services of other professionals for legal, accounting and other technical services. We intend to expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

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

Sandwich Isles, which operated the Business prior to closing of the Asset Agreement, was incorporated in 2008, and our Company was incorporated in October of 2010, and we have only recently begun producing and distributing our products, and do not have a significant operating history with which investors can evaluate our business. Our ability to successfully develop our products, and to realize consistent, meaningful revenues and profit has not been established and cannot be assured. The Business has realized modest revenues with respect to the Business and its net loss since inception is $11,678,393. For us to achieve success, our products must receive broader market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation. If our products are not widely accepted by the market, our business may fail.

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

These circumstances have lead our independent registered public accounting firm to comment about our Company’s ability to continue as a going concern in their audit opinion, which is filed within this Annual Report on Form 10-K for the year ended December 31, 2013. Management's primary funding strategy is to raise additional capital through a public offering of its capital stock. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our Company cannot continue in existence.

We rely on our President & CEO for management of our operations and the loss of this key individual could have an adverse effect on the Company.

Our success depends to a certain degree upon our President & CEO. This individual is a significant factor in the our growth and success. The loss of the service of current management and board and any future additional members of management and the board could have a material adverse effect on our Company. Additionally, we do not anticipate having key man insurance in place in respect of President & CEO, and other senior officers and/or directors in the foreseeable future.

We will need additional funds to produce, market, and distribute our product.

We will have to spend additional funds to produce, market and distribute our product. If we cannot raise sufficient capital, we may have to cease operations and you could lose your investment.

We will need additional funds to produce line extensions and expand our retail footprint. Even after we complete the proposed expansion of our product offerings, we will need to spend substantial funds on distribution, marketing and sales efforts, which is indicative of a consumer products company. For example, it is often customary when implementing a large retail chain to provide supporting marketing in the form of advertising and samples. Specifically, we anticipate that we will require approximately $1.1 million in 2014, $1.3 million in 2015 and $1.5 million in 2016 in order to achieve our revenue goals.

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

Our distribution network and its success depend on the performance of various third parties but no specific third party in particular. Any non-performance or deficient performance by such parties may undermine our operations, profitability, and result in total loss to your investment. To distribute our product, we either ship directly to distributors and retailers or use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our product to consumers. The success of this network will depend on the performance of various brokers, distributors and retailers of this network. There is a risk that a broker, distributor, or retailer may refuse to or cease to market or carry our product. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our product in localities that may not be receptive to our product. Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sale activities. We also need to maintain good commercial relationships with third-party brokers, distributors and retails so that they will promote and carry our product. Any adverse consequences resulting from the performance of third-parties or our relationship with them could undermine our operations, profitability and may result in total loss of your investment.

Health benefits of the coffee fruit are not proven.

Although several studies have suggested there may be health benefits related to the consumption of the coffee fruit, the research is in its infancy stages and health benefits have not been proven. Future research may fail to support such benefits or may indicate that any such benefits are outweighed by negative side effects. The foregoing would likely result in a loss of market share or potential market share and would have an adverse effect on our Company and its business and, furthermore, the value of an investment in our Company could be reduced or lost entirely.

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

An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, or packaging materials and containers that may be caused by a deterioration of our or our bottling partners’ relationships with suppliers; by containers that may be caused by a deterioration of our or our bottling partners’ relationships with suppliers; by supplier quality and reliability issues; or by events such as natural disasters, power outages, labor strikes, political uncertainties or governmental instability, or the like, could negatively impact our net revenues and profits.

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

In connection with the closing of the Asset Agreement with Sandwich Isles, we experienced a change of control, as our existing director resigned, new directors who were nominees of Sandwich Isles were appointed to our board and Sandwich Isles was issued shares that constituted 59.97% of our issued and outstanding shares of our common stock. Shaun and Dana Roberts collectively own 22.39% and Steven M. and Hamiel Schorr collectively own 22.22% of the issued and outstanding shares of Sandwich Isles common stock and Shaun Roberts and Steven Schorr remain directors of Sandwich Isles. As a result, Shaun Roberts and Steven M. Schorr, as directors of Sandwich Isles, indirectly exercise voting and dispositive power with respect to 59.07% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares of common stock. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because their interest could result in management making decisions that are in the best interest of Sandwich Isles and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We expect to experience significant negative cash flow from operations for the foreseeable future and expect to require working capital to fund our operations. We cannot be certain that additional financing will be available on favorable terms when required, or at all. If we are unable to raise sufficient capital, or are unable to repay the debt, then we may cease operations, become insolvent, declare bankruptcy or be otherwise wound up, all of which may result in the loss of all or substantially all of the investment capital of the shareholders. We are authorized to issue up to 877,500,000 common shares and 10,000 preferred shares and as of December 31, 2013 had 72,366,667 common shares and no preferred shares outstanding. We have the authority to issue more shares, and to determine the rights, preferences and privileges of such shares, without the consent of any of our shareholders. If we raise additional funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of our common stock and those shareholders may experience dilution in the net tangible book value per share of their investment in our common shares.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”). Trading in stock quoted on the OTCBB and other over the counter trading systems (such as the OTCQB, or Pink Sheets) is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCBB and other over the counter trading systems do not benefit from the same type of Market-Maker trading systems utilized by stock exchanges such as the NYSE and AMEX and quotation systems such as the NASDAQ in which trading of a security is enhanced by to the presence of Market-Maker(s) who are dedicated to the trading of a particular listed company’s shares. Rather, on the OTCBB and other over the counter markets, there is no assurance that a bid/ask will be posted to facilitate trading of an over the counter listed issue at any particular point in time. As a result, trading of securities on the OTCBB and other over the counter systems is often more sporadic than the trading of securities listed on the NYSE, AMEX, NASDAQ or similar large stock exchanges or stock markets. Accordingly, shareholders may have difficulty selling their shares at any particular point in time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located at 2829 Ala Kalani Kaumaka St. Suite F-133 Koloa, HI 96756. This leased property consists of approximately 1,000 square feet of office space.

Our warehouse and distribution center is located at 1101 Via Callejon - #200, San Clemente, California 92673 comprised of 2,558 square feet of office area and 8,344 square feet of warehouse area. Base rent is $9,811.80 per month with the term ending May 31, 2014. We pay a total of $7,537.25 per month with the remainder paid by Malie, Inc. (a company controlled by Dana Roberts). We believe that the condition of our principal offices is satisfactory, suitable and adequate for our current needs.

At present the Company has no material property balances which are classified as assets under generally accepted accounting principles.

ITEM 3. LEGAL PROCEEDINGS

There are no material, active, or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our officer and director, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Over-The-Counter Bulletin Board stock market ("OTCBB") under the symbol: 'KRED'. Because we are quoted on the OTCBB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a major national securities exchange. Trading in stocks quoted on the OTCBB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

As of March 18, 2013, our issued and outstanding shares and equity instruments were as follows:

(i) 75,576,057 shares of our common stock;

(ii) 2,888,888 share purchase warrants issued on October 4, 2013 as consideration for services related to our acquisition of Sandwich Isles, which are each exercisable into one share of the common stock of our Company at a price of $0.65 per share and which have an expiry date of October 4, 2018;

(iii) 77,778 share purchase warrants issued on October 17, 2013 as part of a private placement of units, which are each exercisable into one share of the common stock of our Company at a price of $0.65 per share and which have an expiry date of October 17, 2018;

(iv) 1,000,000 share purchase warrants issued on November 21, 2013 as part of a private placement of units, which are each exercisable into one share of common stock of our company at a price of $0.65 per shares and which have an expiry date of November 21, 2018;

(v) 250,000 stock options granted on November 25, 2013, which are not part of our Stock Options Plan*, which are each exercisable into one share of the common stock of our Company at a price of $0.70 per share and which have an expiry date of November 25, 2016, all of which vested on grant date;

(vi) 2,000,000 stock options granted on December 12, 2013, which are part of our Stock Options Plan, which are each exercisable into one share of the common stock of our Company at a price of $0.45 per share, which will vest in full if the common stock of our Company is trading above a price point of $1.00 per share after October 4, 2014, and which have an expiry date of December 12, 2018;

(vii) 1,000,000 stock options granted on December 12, 2013, which are part of our Stock Options Plan, which are each exercisable into one share of the common stock of our Company at a price of $0.74 per share and which have an expiry date of December 12, 2018, all of which vested on grant date; and

(viii) 750,000 stock options granted on January 7, 2014, which are part of our Stock Options Plan, which are each exercisable into one share of the common stock of our Company at a price of $0.81 per share and which have an expiry date of January 7, 2019, all of which vested on grant date.

*[On December 12, 2013, the Company adopted a incentive stock option plan (the "Stock Option Plan") which allows for issuance to staff, officers, directors and consultants of up to 11,000,000 stock options with a maximum life of ten years.]

Our common stock became eligible for quotation on the OTC Bulletin Board on May 9, 2012. During the year ended December 31, 2012, no shares of our common stock traded. The following table sets forth the high, low and closing prices for our Common Stock per quarter as reported by the OTCBB for the year ended December 31, 2013. These prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended:	High Trade	Low Trade	Closing Trade

FY2013:
March 31, 2013	$-	$-	$-
June 30, 2013	$-	$-	$-
September 30, 2013	$-	$-	$-
December 31, 2013	$0.80	$0.63	$0.77

Shareholders

On March 18, 2014 there were 52 shareholder of record of the 75,057,576 shares outstanding of our common stock.

Dividends

There are no restrictions that would limit the Company from paying dividends. We have not paid any cash or stock dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Re-Purchase of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 12, 2013, the Company adopted an incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan allows for the issuance of up to 11,000,000 options to acquire 11,000,000 restricted shares of the Company's common stock, with a maximum exercise period of ten years, to be granted to eligible employees, officers, directors, and consultants.

Recent Sales of Unregistered Securities

On October 4, 2013 we issued an aggregate of 42,750,000 shares of our common stock to Sandwich Isles in connection with the closing of the Asset Agreement. Because these shares were issued as part of a reverse takeover of a Shell Company, these shares are classified as restricted shares until October 4, 2014.

As consideration for assisting us in structuring the acquisition with Sandwich Isles, on October 4, 2013, we issued to a consultant 2,888,888 five-year warrants to purchase 2,888,888 shares of the Company's common stock, exercisable at $0.65 per share for a period of five years. On issuance date, the Company valued the warrants at $1,861,803. The fair value of the 2,888,888 warrants issued was calculated on the date of grant using a
Black Scholes option pricing model with the following assumptions: (i) a risk-free interest rate of 1.40% based on the US 5 year Treasury bond yield on issuance date;; (ii) a dividend yield of zero: (iii) a volatility factor of 429.1% based on the 5 year annualized daily closing price stock volatility of a group of comparable peer companies with 5 year trading histories; (iv) an exercise price of $0.65; and (v) an expected life of 1.5 years(which is the time during which the Company estimates the warrants will be exercised). The fair value method requires the cost of warrants to be expensed over the period in which they vest, which in the case of the warrants issued to this consultant was immediately as of grant date. The expense of the warrants issuance, based on the Black-Scholes valuations has been credited to Additional Paid-In Capital on the Balance Sheet.

In connection with the closing of the Asset Agreement, effective October 4, 2013 we completed a non-brokered private placement with a third party for sale of 1,777,778 shares of our common stock at a price $0.45 per share for gross proceeds of $800,000. And, as reported in Note 6, also effective October 4, 2013 we issued 1,111,111 shares of our common stock to the same party at a price of $0.45 per share upon conversion of the Secured Note. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in offshore transactions relying on Regulation S and/or Section 4(a)(2) of the 1933 Act.

On October 17, 2013 we completed a non-brokered private placement with a third party for sale of 77,778 units at a price $0.45 per unit for gross proceeds of $35,000. Each unit was comprised of one share of the common stock of our Company and one five year share purchase warrant exercisable into one share of the common stock of our Company at a price of $0.65 per share.

On November 21, 2013 we completed a non-brokered private placement with a third party for sale of 1,000,0000 units at a price $0.45 per unit for gross proceeds of $450,000. Each unit was comprised of one share of the common stock of our Company and one five year share purchase warrant exercisable into one share of the common stock of our Company at a price of $0.65 per share.

As reported in a current report on Form 8-K filed February 5, 2013, on February 3, 2014, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company, pursuant to which we have the right to sell to LPC up to $12,000,000 in shares of our common stock, subject to certain limitations set forth in the Purchase Agreement.

On February 3, 2013, we also entered into a registration rights agreement with LPC (the “Registration Rights Agreement”), pursuant to which we are required to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) registering the sale of the shares of our common stock issued and issuable to LPC pursuant to the Purchase Agreement.

Upon the satisfaction of the conditions set forth in the Purchase Agreement, including the Registration Statement being declared effective by the SEC, we have the right over a 30-month period to sell up to $12.0 million worth of shares of our common stock to LPC, upon the terms set forth in the Purchase Agreement. We may direct LPC, at our sole discretion and subject to certain conditions, to purchase up to $100,000 worth of shares of our common stock on any single business day so long as at least one business day has passed since the most recent purchase, increasing up to a maximum of $500,000 per purchase, depending on the closing sale price of our common stock. Pursuant to the Purchase Agreement, the purchase price of such common stock sold to LPC is based on the prevailing market price of our common stock preceding the time of any such sale with our company knowing the exact price prior to making sales, if any, to LPC and controlling the timing and amount of sales, if any, of common stock to LPC. There are no upper limits to the price LPC may pay to purchase our common stock. No sales of common stock to LPC may occur below a floor price as set forth in the Purchase Agreement. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of our common stock is not below the threshold price as set forth in the Purchase Agreement.

Our sales of shares of common stock to LPC under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by LPC and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of our common stock.

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares of common stock.  In consideration for entering into the Purchase Agreement, we issued to LPC 872,727 shares of our common stock as a commitment fee (the “Commitment Shares”) and may issue up to 218,182 additional shares per the terms of the Purchase Agreement. The Commitment Shares have been issued in reliance on an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, and will be registered for sale on the Registration Statement. The Purchase Agreement may be terminated by us at any time at our discretion without any monetary cost to us.  Actual sales of shares of common stock to LPC under the Purchase Agreement will depend on a variety of factors to be determined by our company from time to time, including (among others) market conditions, the trading price of our common stock and determinations by us as to available and appropriate sources of funding for our company and its operations.

On January 27, 2014, we issued 1,818,182 units to two investors in a non-brokered private placement, at a purchase price of $0.55 per unit for gross proceeds of $1,000,000. Each unit consisted of one share of our common stock and one non-transferable common share purchase warrant, with each warrant entitling the holder to acquire one additional share of our common stock at a price of $0.65 per share for a period of six years. We issued: (i) 681,818 of these units to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended; and (ii) 1,136,364 of these units to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these units to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. Pursuant to the securities purchase agreements with each investor, we also agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission covering the shares underlying the units (excluding shares issuable upon exercise of the warrants).

ITEM 6 – SELECTED FINANCIAL DATA

(Not applicable)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain information included herein contains forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934. These sections provide that the safe harbor for forward looking statements does not apply to statements made in initial public offerings. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-K and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) continued development of business opportunities; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our business plans; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission.

Overview

We were incorporated under the laws of the State of Nevada on October 4, 2010. Our business model was to develop and commercialize our website, www.teamupsport.com, which was to be a website designed to integrate into a single online offering, people’s interest in sport with the new capabilities of online social networking. However, as we had not successfully developed business model at the time prior to the entry into the asset purchase agreement with Sandwich Isles, and had no source of revenue from our business plan, we determined to seek out a new business opportunity to increase value for our stockholders.

On October 4, 2013, we completed the acquisition of the Business pursuant to the asset purchase agreement with Sandwich Isles. As a result of the acquisition, we have determined to pursue the business of the health beverage and food business. Because we are the successor business to Sandwich Isles and because the operations and assets of Sandwich Isles represent our entire business and operations from the closing date of the asset purchase agreement, our management’s discussion and analysis is based on Sandwich Isles’ financial statements. Inception under this section “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” refers to the inception of the Business of Sandwich Isles as a result of our acquisition of the Business of Sandwich Isles. The following discussion of the financial condition and results of operations should be read together with the mentioned financial statements and the notes to those financial statements included in this report on Form 8-K.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors”.

Plan of Operations

History

Since the incorporation in August 22, 2008 of Sandwich Isles Trading Co., Inc. dba KonaRed, the predecessor of KonaRed Corporation, we have made much progress in sourcing supply, product development, market positioning, strategic alliances, and diversity of product offerings.  Most important of all, after heavy investments over the past two years, we are now poised for growth.

Capitalizing on an explosive convergence between the prevailing coffee culture phenomenon and an exotic superfruit breakthrough, it is management’s belief that KonaRed has amassed an loyal market following in a relatively short time frame. After its first major retail win in May 2011 at Whole Foods Market followed by premier Hawaiian supermarket chain Foodland, the company has experienced rapid adoption in food, mass, drug, military, convenience and specialty channels.

Product Development

In addition to its flagship KonaRed functional beverages, the company also operates a branded ingredient division; thus leveraging valuable coffee fruit supply relationships and expanding the company’s ultimate scope in the marketplace. With this multi-pronged strategy, the sale of fruit powders and extracts to parallel markets allows the company to piggyback on the resources of established players with widespread footprints in other health-oriented consumer product venues.

Growth

Utilizing its “Paradise in a Bottle”® tag line, KonaRed is marketed as a premium functional wellness beverage in the nascent coffee fruit space. Currently positioned in the sought-after produce juice cooler section, KonaRed has developed a passionate following as a lifestyle product embraced by the Hawaiian “waterman” community. We plan to introduce an aluminum can-based  beverage (both sparkling and flat versions) to market as early as the 2nd quarter of the 2014 calendar year. We have designed the cans with new artwork and have run our first round of samples with Rexam PLC, a global consumer packaging company. We have received strong acceptance from KonaRed’s leading customers and expect that the new can-based beverages will expand placement into the grocery aisle.

Exclusive long-term supply contracts with universally respected Hawaiian coffee growers and international sources of back-up supply have allowed the company to lock-up strategically important and ample coffee fruit resources to support its growth. For example, KonaRed has entered into an exclusive coffee fruit supply arrangement with JavaPlant Ltd, a major vertically integrated coffee producer based in Jakarta Indonesia. In summary, the company’s aforementioned exclusive supply relationships have immense value as the coffee fruit category gains additional stature as an elite superfruit.

Market Development and Metrics

Our long-term objective is to develop KonaRed into a nutritional company which supplies consumers with a variety of high quality food and beverage products. We plan to achieve this based on a strategy of expanding our retail footprint through a series of revenue generating distribution channels. Presently, our predominant focus is our beverage business and we are generating revenues through the following five distribution channels:

●
Direct Store Distributors:  The direct store distributors (“DSDs”) channel comprises wholesale distributors who maintain in-house inventories of multiple brands of beverage products, such as juices, beer, and water, which they sell to retail stores and other wholesalers. Examples of our DSD customers presently include: Paradise Beverages in Hawaii, and John Lenore in San Diego.

●
Broadline Distributors:  The broadline distributors channel includes wholesalers who specialize in distribution of natural food products to retail stores. Examples of our broadline distributor customers presently include: United Natural Foods Inc. (“UNFI”), DPI Specialty Foods (“DPI”), and Nature’s Best.

●
Direct to Retail: During our growth phase we have developed a direct to retail sales channel to grocery stores such as Albertson’s and specialty retail stores such as Jamba Juice. We intend to continue to service and develop this channel further.

●
Direct to Consumer: The KonaRed brand has gained an increasing following of Internet based customers who purchase our products directly through our website. We plan to expand this channel though on-line marketing initiatives in parallel with our brand recognition marketing campaigns.

●
Raw Materials Ingredient Sales: We have acquired a number of wholesale level clients who purchase raw materials from us such as fruit powders and extracts. We plan to continue to supply existing clients and expand this revenue channel as opportunities arise.

To monitor and develop this distribution strategy we will continue to evaluate: product line sales, product line specific gross margin, individual products costs and pricing of individual product lines. Growth of our retail distribution footprint will also continue to be evaluated through the growth of our client base in each specific distribution channel.

In summary, our sales expansion priorities comprise: (1) expansion of wholesale distribution; (2) retail chain success; (3) growth of direct to retail sales; (4) growth of direct to consumer sales; and (5) growth of raw materials sales.

Milestones

To fulfill our sales expansion objectives in our five targeted distributions channels, we intend to raise capital by pursuing a diversified range of financing strategies which are expected to include a mixture of conventional and convertible debt and equity instruments. We cannot predict precisely at this time what will be the composition of these financings, but will seek capital arrangements which achieve a balance of minimizing our financing costs and maintaining maximum shareholder value.

We’re now working toward forming collaborations with industry veterans to enable us to achieve the milestones described below in an efficient and timely manner:

Three Months

●	Execute distribution contract for nationwide United States distribution in three of our five distribution channels.
●	Launch 10 additional new DSD distributors.
●	Ship to one additional major retail customer (defined as 500 locations or more) through a ship direct distribution relationship.

25

●	Expand into one additional major market with a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe Distributors (“KeHe”).
●	Launch two new consumer beverages including KonaRed Coconut Water and KonaRed Green Tea.
●	Conduct market research on can packaging for KonaRed consumer beverages.

Six Months

(in addition to aforementioned objectives)

●	Launch 10 additional new DSD distributors.
●	Ship to one additional major retail customer (defined as 500 locations or more) through a ship direct distribution relationship.
●	Expand into one additional major market with a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe.
●	Launch two new consumer KonaRed products including ‘on the go packs’ and 100 percent water soluble coffee fruit powder.

Nine Months

(in addition to aforementioned objectives)

●	Launch 10 additional new DSD distributors.
●	Ship to one additional major retail customer (defined as 500 locations or more) through a ship direct distribution relationship.
●	Expand into one additional major market with a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe.
●	Ship re-orders on DSD distributors signed in the first quarter.
●	Harvest 2014 coffee fruit crop and prepare for distribution of our raw materials ingredients sales.

Twelve Months

(in addition to aforementioned objectives)

•	Launch 10 additional new DSD distributors.
•	Ship to one additional major retail customer (defined as 500 locations or more) through a ship direct distribution relationship.
•	Expand into one additional major market with a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe.
•	Ship re-orders on DSD distributors signed in the second quarter.
•	Continue efforts to expand our raw materials ingredients sales.

If sufficient capital is not raised to support distribution for this business model, no new KonaRed consumer products will be launched and we will continue to service our existing markets without expansion into new DSDs. We anticipate that a lack of new capital will limit our sales growth over the coming year.

Historic and Projected Product Mix

KonaRed uses four main channels of distribution to bring KonaRed consumer products to market.

1.
DSD Distributors: DSD is a business process that manufacturers use to both sell and distribute goods directly to point of sales or point of consumption including additional product and market related services such as merchandising.  In order to fulfill growing demand from retailers, DSDs specializing in the beverage channels are expanding their functional beverage categories to include the type of products in which KonaRed specializes. Historically, DSDs have represented 33% of KonaRed’s revenue and we estimate growth to 53% in the next year.

2.
Broadline Distributors:  A broadline distributor services a wide variety of accounts with a wide variety of products ranging from food, beverages and supplies in the natural channel selling to retailers like Wholefoods and Sprouts. Historically, broadline distributors have represented 24% of revenue and we a similar percentage in the future.

3.
Direct to Retailers:  Direct to retailer includes major retail chains with 500 locations or more where the KonaRed product ships direct to the retailers distribution centers and the retailers are responsible for the distribution to each retail store. Historically, direct to retailer distribution represents 33% of our revenue and we estimate a reduction to 15% as DSDs specializing in the beverage channels expand their functional beverage categories in lieu of sugary sodas.

4.	Direct to Consumers: Direct to consumer are internet revenues and have historically been just under 2% of revenue and we see this continuing as we move forward.

Our raw material ingredient sales have historically represented 6% of our total revenue and we expect a similar percentage in the future. At the end of fiscal 2014, we intend on strategizing for the production and sale of 2014’s crop and hope to achieve increased revenue for raw materials ingredient sales in 2015.

Critical Accounting Policies

Basis of presentation

The financial statements of the company have been prepared in accordance with the accounting principles generally accepted in the United States of America.

Inventories

Inventories are primarily raw materials and finished goods. Inventories are valued at the lower of, cost as determined on an average basis, or market.  Market value is determined by reference to selling prices at, or around, balance sheet date or by management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. Costs of raw material and finish goods inventories include purchase and related costs incurred in bringing the products to their present location and condition.

Revenue recognition

Sales revenue consists of amounts earned from customers through the sale of its primary products, the KonaRed, premium coffee fruit wellness drink, offered to retail consumers. The company also operates a branded ingredients division that sells fruit powder and extracts to parallel markets to allow the company to piggyback on resources of established players with widespread footprints in other health-oriented consumer venues.

Sales revenue is recognized when persuasive evidence of an arrangement exists, price is fixed or determinable, title to and risk of loss for the product has passed, which is generally when the products are received by the customers, and collectability is reasonably assured. Customers accept good FOB shipping point. Goods are sold on a final sale basis and in the normal course of business the Company does not accept sales returns.

Cost of goods sold

Cost of goods sold consists primarily of selling of raw materials and finished goods purchased from vendors as well as warehousing and distribution costs such as inbound freight charges, shipping and handling costs, purchasing and receiving costs.

Stock Based Payments

We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of our Company during the years ended December 31, 2013 and December 31, 2012.

A summary is as follows:
	Year ended December 31, 2013	Year ended December 31, 2012
Product sales	$889,932	$1,835,035
Cost of goods sold	447,569	1,152,098
GROSS MARGIN	442,363	682,937
Other income	64,867	19,372
Operating expenses	4,403,815	3,382,775
Loss from operations	(3,896,585)	(2,680,466)
Interest expense	15,693	214,950
NET LOSS	$(3,912,278)	$(2,895,416)

Product Sales

During the year ended December 31, 2013 we recorded product sales of $889,932 compared with product sales of $1,835,035 for the year ended December 31, 2012, which represent a percentage decrease of 52%. The period over period decrease was primarily because of restructuring of capital for preparation of growth of sales. This restructuring created a temporary lack of capital which inhibited our ability to invest in revenue building activities. Our restructuring objectives were fulfilled through the closing of the Asset Purchase transactions on October 4, 2013, which has provided additional capital to commit to our strategic plan to grow sales.

Cost of Goods Sold

As referenced in our “Item 1 - Description of Business” above, our production is based on an outsourcing business model which utilizes third parties for the bulk of our non-core business operations, such as manufacturing and coffee fruit extraction. The primary component of our cost of goods sold relates to costing the finished goods which are drawn from our inventory when sold. These finished goods primarily include bottles of our coffee beverages in various container and lot sizes which have been manufactured in a staged process for us by third parties and delivered to our warehouse for distribution. Costing is done on applying specific unit sales to unit product costs based on the costs per unit recorded in our inventory system. Costs per unit in the inventory system include per unit manufacturing charges from outsource manufacturers.

During the year ended December 31, 2013 cost of goods sold were $447,569 compared with $1,152,098 for the year ended December 31, 2012, which represents a percentage decrease of 61%. We attribute this  decrease to our lower sales during fiscal 2013.

The primary cost of goods sold components for fiscal 2013 versus fiscal 2012 were as follows: (i) manufacturing costs, which includes both in-house and outsourced manufacturing related costs, totaled $437,107 versus $489,982; (ii) packaging totaled $6,320 versus $423,925; (iii) customer shipping which totaled $86,748 versus $134,303; and (iv) inventory delivery which totaled $38,360 versus $127,560. The major change among these items was the decrease in packaging costs which resulted from our investment in new packaging elements during fiscal 2012.

Other Income

During the year ended December 31, 2013 we recorded other income of $64,867 compared with other income of $19,372 for the year ended December 31, 2012, which represent a percentage increase of 235%. Other income is comprised of license fees for the use of our trademark, and shipping and delivery charges income. The period over period increase was primarily due to $49,000 of license fee income being earned during fiscal 2013.

Expenses

Our operating expenses are classified into three categories:

- Research and development
- Advertising and marketing
- General and administrative expenses

Research and Development

Research and development costs decreased by 46% to $18,710 for the year ended December 31, 2013, compared with $34,850 for the year ended December 31, 2012. The decreases in research and development costs were primarily attributable to lower usage of laboratory facilities for product analysis.

Advertising and Marketing

Advertising and marketing costs decreased by 81% to $143,061 for the year ended December 31, 2013, compared with $757,087 for the year ended December 31, 2012. This decrease was primarily attributable to our lower use of in store product demos and advertising during a period of capital constraints. In particular, we purposely decreased expenditures for in-store product demos from $423,670 for the year ended December 31, 2012 to $6,340 for the year ended December 31, 2013.

General and Administrative

General and administrative costs increased by 64% to $4,242,044 for the year ended December 31, 2013, compared with $2,590,838 for the year ended December 31, 2012. $2,852,144, or 67%, of general and administrative costs recorded for fiscal 2013 were due to the non-cash expensing of issuance of warrants to a consultant; and the non-cash expensing of options issued to our officers, directors, and a consultant. Other general and administrative costs categories generally decreased. These decreases were attributable both a decrease in administrative costs due to lower sales activity, and a general review of our costs undertaken by senior management during fiscal 2013. We actively worked to find lower cost service providers and negotiated discounts and lower cost contracts with suppliers wherever possible. The primary ongoing components of general and administrative costs are payroll, consulting & management fees, rent & warehousing, and professional & legal fees. For the comparative years ended December 31, 2013 versus December 31, 2012: (i) payroll, consulting & management fees, excluding the non-cash expenses totaled $814,974 versus $940,585; (ii) rent & warehousing costs totaled $82,138 versus $155,479; and (iii) professional & legal fees totaled $232,155 versus $215,870. The comparative year over year decreases in payroll & management fees, and rent & warehousing costs was related to our decreased level of sales during fiscal 2013 and our cost cutting initiatives.

Interest Expense

We incurred interest expense of $15,693 during the year ended December 31, 2013 versus $214,950 during the year ended December 31, 2012. $190,500 of the interest expense recorded for the period ended December 31, 2012 related to expensing of warrants which were part of a debt issuance completed during that reporting period.

Net Loss

Our net loss for the year ended December 31, 2013 was $3,912,278 compared to $2,895,416 for the year ended December 31, 2012. These changes were due primarily to our issuances of warrants and options during fiscal 2013.

Liquidity and Capital Resources

Our financial position as at December 31, 2013 and December 31, 2012 was as follows:

Net Working Capital
	As of December 31, 2013	As of December 31, 2012
Current Assets	$640,705	$167,610
Current Liabilities	276,957	844,685
Net Working Capital (Deficit)	$363,748	$(677,075)

As of December 31, 2013 we had cash on hand of $213,156, accounts receivable of $26,422, and net inventories totaling $390,127; compared with cash of $7,383, accounts receivable of $6,735 and inventories totaling $153,492 for the comparable period ended December 31, 2012. Our net working capital deficit increased from a deficit balance of $677,075 at December 31, 2012 to a positive working balance of $363,748 at December 31, 2013. This significant increase in working capital was primarily due to the transactions related to our Asset Purchase on October 4, 2013. We estimate we will need to raise additional funds during the coming twelve months and project we will be able to raise these funds through private placements and public sales of our common shares.

We currently project we will need to raise additional capital as follows in order to meet our business plan targets:

Year	Additional Capital Required

2014	$1.1 million
2015	$1.3 million
2016	$1.5 million
2017	$1.7 million
2018	$1.9 million

Successful Fund Raising

In order to meet our fund raising objectives, on January 27, 2014 the Company closed two private placements of its common shares which raised $1,000,000; and on February 5, 2014, the Company entered into a share purchase agreement (the “Purchase Agreement”) with an Illinois limited liability company, pursuant to which we have the right to sell to them up to $12,000,000 in shares of our common stock, subject to certain limitations set forth in the Purchase Agreement.

Debt

During the year ended December 31, 2012, we issued a 10% term loan of $225,000 to a third party creditor. The principal of the loan was agreed to be repaid in monthly installments of $75,000 each which began on April 1, 2012. During the year ended December 31, 2012 interest of $3,863 accrued on this loan and was added to the principal balance of short term debt at December 31, 2012. During fiscal 2013, a payment of $3,863 was made to the creditor and this fully repaid and terminated the loan.

On January 12, 2012, our company entered into a working line of credit agreement with the same creditor. In accordance with the working line of credit agreement, we had the right to borrow a maximum of $2,000,000 at an interest rate of 10% per annum. In September 2012, a late payment occurred which triggered an increase in the rate of interest to 18% and interest subsequently accrued at the higher rate. This working line of credit expired on January 12, 2014. During the year ended December 31, 2012, we borrowed $275,000 under the working line loan agreement, out of which $225,000 was used to pay off the term loan as referenced above. We received the remaining $50,000 in cash.  During the year ended December 31, 2012, we made repayments totaling $161,453 and brought the line of credit balance to $113,547 as of December 31, 2012. During the year ended December 31, 2013, interest of $13,477 was paid on the line of credit, as were principal repayments totaling $113,547 which brought its balance to $nil as of December 31, 2013.

In June 2013, we issued a $500,000 secured promissory note to a different creditor, which note was due on December 1, 2013 and accrued interest at 12% per annum. This note was assigned by the original creditor to a different creditor in full and in connection with the closing of the Asset Purchase on October 4, 2013, the final creditor converted the note into 1,111,111 shares of our common stock at a price of $0.45 per share. As part of the conversion agreement, the creditor waived right to any interest payments on the secure promissory note and the outstanding debt of $500,000 was deemed paid in full.

Cash Flows
	Year ended December 31, 2013	Year ended December 31, 2012
Net cash (used) by Operating Activities	$(1,601,817)	$(2,282,402)
Net cash provided/(used) in Investing Activities	-	-
Net cash provided by Financing Activities	1,807,590	2,277,550
Increase (decrease) in Cash during the Period	205,773	(4,852)
Cash, beginning of period	7,383	12,235
Cash, end of period	$213,156	$7,383

In addition to the increase in our net loss to $3,912,278 in fiscal 2013 from $2,895,426 in fiscal 2012, the major components of changes in net cash used in operating activities for the year ended December 31, 2013 versus the year ended December 31, 2012 were comprised of: (i) the non-cash add-back of debt discount amortization decreased to $nil from $190,500 reflecting that there were was no non-cash expense add-back of debt discounts applicable during the current period; (ii) non-cash add-back of stock based compensation expense decreased to $39,550 in fiscal 2013 from $424,687 in fiscal 2012; (iii) non-cash add-back of expensing of warrants and options totaling $2,862,778 during fiscal 2013 compared to $nil in fiscal 2012; (iv) $236,635 of inventory change recorded for fiscal 2013 versus $151,090 during fiscal 2012; (v) use of cash to pay down accounts payable increased to $222,067 during fiscal 2013 compared to $165,440 during fiscal 2012; and (vi) cash used to pay accounts payable – related party increased to $143,122 during fiscal 2013 versus providing cash of $122,557 during fiscal 2012.

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements at December 31, 2013 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets. There can be no assurance that we will successfully address such risks, expenses and difficulties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of auditors, are as follows:

INDEX TO
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
KonaRed Corporation

We have audited the accompanying balance sheet of KonaRed Corporation (the "Company") as of December 31, 2013, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. The financial statements for the year ended December 31, 2012, were audited by other auditors whose report dated October 10, 2013, expressed an unqualified opinion, except for an emphasis of a matter paragraph regarding the Company's ability to continue as a going concern. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has suffered recurring losses from operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP
Anton & Chia, LLP
Newport Beach, California
March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Sandwich Isles Trading Co., Inc
Kalaheo, Hawaii

We have audited the accompanying balance sheets of Sandwich Isles Trading Co., Inc. (the “Company”) as of December 31, 2012 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP
www.malone−bailey.com
Houston, Texas
October 10, 2013

KONARED CORPORATION
BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$213,156	$7,383
Accounts receivable	26,422	6,735
Inventory	390,127	153,492
Other current assets	11,000	3,500
TOTAL CURRENT ASSETS	640,705	171,110

OTHER ASSETS	—	9,644

TOTAL ASSETS	$640,705	$180,754

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$276,957	$489,713
Accounts payable – related parties	—	143,122
Secured note	—	—
Term loan	—	3,863
Line of credit	—	113,547
Shareholders advances	—	94,440
TOTAL CURRENT LIABILITIES	276,957	844,685

TOTAL LIABILITIES	276,957	844,685

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred shares, 10,000 shares with par value $0.001 authorized; no shares issued and outstanding at December 31, 2013 and December 31, 2012.	—	—
Common shares, 877,500,000 shares with par value $0.001 authorized; 72,366,667 and 64,350,423 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	72,367	64,350
Additional paid in capital	11,969,774	7,037,834
Accumulated Deficit	(11,678,393)	(7,766,115)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	363,748	(663,931)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$640,705	$180,754

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF OPERATIONS

	Year ended December 31, 2013	Year ended December 31, 2012

REVENUE:
Product sales	$889,932	$1,835,035
Cost of Goods Sold	447,569	1,152,098
GROSS MARGIN	442,363	682,937

OTHER INCOME:
License fees	49,000	—
Shipping and delivery	15,867	19,372
TOTAL OTHER INCOME	64,867	19,372

OPERATING EXPENSES:
Research and development	18,710	34,850
Advertising and marketing	143,061	757,087
General and administrative expenses	4,242,044	2,590,838
Total operating expenses	4,403,815	3,382,775

Loss from operations	(3,896,585)	(2,680,466)

OTHER EXPENSE:
Interest expense	(15,693)	(214,950)
Total other expense	(15,693)	(214,950)
Loss Before Income Taxes	$(3,912,278)	$(2,895,416)
Provision for income taxes	—	—
Net Loss	$(3,912,278)	$(2,895,416)

Basic and diluted loss per common share	$(0.06)	$(0.04)
Basic and diluted weighted average shares outstanding	66,187,185	64,350,423

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Ending balance, December 31, 2011	64,350,423	64,350	4,188,644	(4,870,699)	(617,705)

Common shares issued by Sandwich Isles for cash	3,207,776	2,234,003	—	—	2,234,003
Common shares issued by Sandwich Isles for services	606,695	424,687	—	—	424,687
Additional paid-in capital related to warrants issued by Sandwich Isles	—	—	190,500	—	190,500
Recapitalization adjustment relating to fiscal 2012 balances	(3,814,471)	(2,658,690)	2,658,690	—	—
Net loss – year ended December 31, 2013	—	—	—	(2,895,416)	(2,895,416)
Ending balance, December 31, 2012	64,350,423	64,350	7,037,834	(7,766,115)	(663,931)

Common shares issued by Sandwich Isles for cash	300,953	140,000	—	—	140,000
Common shares issued by Sandwich Isles for services	61,750	39,550	—	—	39,550
Common shares issued by Sandwich Isles to settle related party accounts payable	91,667	27,500	—	—	27,500
Common shares issued by Sandwich Isles to repay shareholder advances	314,800	94,440	—	—	94,440
Recapitalization adjustment relating to fiscal 2013 balances	(769,170)	(301,490)	292,179	—	(9,311)
Common shares cancellation, October 4, 2013	(38,700,423)	(38,700)	38,700	—	—
Common shares issued to Sandwich Isles shareholders, October 4, 2013	42,750,000	42,750	(42,750)	—	—
Common shares issued for note conversion	1,111,111	1,111	498,889	—	500,000
Common shares issued for cash	2,855,556	2,856	1,282,144	—	1,285,000
Additional paid-in capital related to warrant issuance	—	—	1,861,803	—	1,861,803
Additional paid-in capital related to option grants	—	—	1,000,975	—	1,000,975
Net loss – year ended December 31, 2013	—	—	—	(3,912,278)	(3,912,278)
Balance – December 31, 2013	72,366,667	$72,367	$11,969,774	$(11,678,393)	$363,748

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012

OPERATING ACTIVITIES:
Net loss	$(3,912,278)	$(2,895,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization	—	190,500
Bad debt expense	14,322	—
Stock issued for services	39,550	424,687
Stock issued to settle related party accounts payable	27,500	—
Warrant issuance expense	1,861,803	—
Option grants expense	1,000,975	—
Impairment of other assets	9,644	—
Changes in operating assets and liabilities:
Accounts receivable	(34,009)	191,800
Inventory	(236,635)	(151,090)
Other current assets	(7,500)	—
Accounts payable and accrued liabilities	(222,067)	(165,440)
Accounts payable – related parties	(143,122)	122,557
NET CASH USED IN OPERATING ACTIVITIES	(1,601,817)	(2,282,402)

FINANCING ACTIVITIES:
Proceeds from term loan	—	225,000
Payments on term loan	(3,863)	(225,000)
Proceeds from line of credit	—	275,000
Payments on line of credit	(113,547)	(161,453)
Proceeds from shareholder advances	10,000	12,180
Payments on shareholder advances	(10,000)	(82,180)
Proceeds from loan	500,000	—
Proceeds from issuance of common stock for cash	1,425,000	2,234,003
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,807,590	2,277,550

NET INCREASE (DECREASE) IN CASH	205,773	(4,852)

CASH, Beginning of Period	7,383	12,235

CASH, End of Period	$213,156	$7,383

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended December 31, 2013	Year Ended December 31, 2012

Cash paid during the year for:

Interest	$15,693	$20,587

NON CASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31, 2013	Year Ended December 31, 2012
Discount on warrants issued with debt	$—	$190,500
Conversion of loan into common stock	$(500,000)	$—
Shareholder advances repaid by stock issuances	$94,440	$—
Additional paid-in capital deduction related to reverse capitalization	$(9,311)	$—

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Nature of Organization

KonaRed Corporation (“KonaRed”, "KonaRed Corporation", "us", “we”, the “Registrant”, or the “Company”) was incorporated in the State of Nevada on October 4, 2010 as TeamUpSport Inc. Prior to, and in anticipation of, closing of an asset purchase agreement (the "Asset Agreement") with Sandwich Isles Trading Co, Inc. ("Sandwich Isles"), on September 9, 2013 our company effected a name change by merging with our wholly-owned Nevada subsidiary named “KonaRed Corporation” with our company as the surviving corporation under the new name “KonaRed Corporation”. On October 4, 2013 pursuant to the terms the Asset Agreement, we acquired substantially all of the assets, property and undertaking of the health beverage and food business (the "Business") operated under the name “KonaRed” from Sandwich Isles which is engaged in the production and marketing of supplements produced from the fruit of the coffee plant. Sandwich Isles is a private company with facilities in Hawaii and California and was incorporated in Hawaii on August 22, 2008.

As a result of our acquisition of the Business from Sandwich Isles, on October 4, 2013 we ceased to be a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Fiscal Year

These financial statements have been presented by the Company in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31st (prior to the Asset Agreement our fiscal year end was May 31st and upon execution of the Asset Agreement on October 4, 2013, our fiscal year end changed to December 31st.)

In connection with the closing of the Asset Agreement, we experienced a change of control, as our existing director resigned, new directors who were nominees of Sandwich Isles were appointed to our board and Sandwich Isles was issued shares that constituted 59.07% of our issued and outstanding shares of our common stock. Additionally, as a result of the acquisition, Sandwich Isles’ current management became our management. As a result, we have determined to treat the acquisition as a reverse recapitalization for accounting purposes, with Sandwich Isles as the acquirer for accounting purposes. As such, these financial statements are based on the financial results of Sandwich Isles, rather than that of our company prior to the completion of the transactions described herein.

On September 9, 2013, we effected a 13.5 to one forward stock split of our common stock. The securities of our Company referred to in these financial statements are the securities subsequent to the forward stock split.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Use of Estimates
The preparation of these financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to recoverability of long-lived assets, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

Financial Instruments
The Company’s financial instruments consist principally of cash, accounts receivable, inventory, accounts payable, notes payable and related party debt. The Company believes that the recorded values of all of these financial instruments approximate their current fair values because of the short term nature and respective maturity dates or durations.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the year ended December 31, 2013, the Company wrote off accounts receivable totaling $14,322 related to two customers. There were no write-offs during the year ended December 31, 2012 and there is no allowances for doubtful accounts recorded for the years ended December 31, 2013 and December 31, 2012.

Inventories
Inventories are composed of raw materials and finished goods. Our inventory process begins when our Company takes possession of dried coffee fruit from coffee growers in Hawaii. We then ship the raw material to our California warehouse for storage and then send required quantities to subcontractors for value-added processing. This value-added processing consists of water based extraction whereby the dried coffee fruit is reduced to liquid extract. For our Company’s beverage production, the coffee fruit raw materials are sent to a 3rd party flavor house which makes the KonaRed concentrate. After we take receipt of the extracts they are shipped to our bottling vendors. The bottling vendors then add our proprietary extract to other ingredients and finish assembly of our finished goods which are primarily comprised of ready-to-drink 16 oz. and 32 oz. size drink products. Once the bottling process is complete, finished goods are shipped back to our Company’s warehouse and subsequently disseminated by us to either distributors or shipped directly to retailers. These supply chain logistics are occasionally altered, as is the case with branded “healthy coffee products” which are produced by large national coffee companies using our proprietary extracts.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Inventories are valued at the lower of, cost as determined on an average basis, or market. Market value is determined by reference to selling prices at, or around, balance sheet date or by management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. If a valuation allowance is required, an offsetting entry is made which expenses the reserved inventory to cost of goods sold during the period in which the valuation was required. Subsequently, if this reserved inventory is used in future periods, an offset is entered to cost of goods sold which decreases cost of goods sold during that subsequent period. Costs of raw material and finished goods inventories include purchase and related costs incurred in bringing the products to their present location and condition. Labor, direct and indirect overhead, and the processing, bottling and shipping costs incurred during 3rd party manufacturing are factored into the costs of our inventories.

Revenue Recognition
Sales revenue consists of amounts earned from customers through the sales of its finished products via wholesale and direct online retail channels. The Company also operates a branded ingredients division that sells raw material fruit powder and extracts to wholesale customers. Sales revenue is recognized when persuasive evidence of an arrangement exists, price is fixed or determinable, title to and risk of loss for the product has passed, which is generally when the products are received by the customers, and collectability is reasonably assured. Customers accept good FOB shipping point. Goods are sold on a final sale basis and in the normal course of business the Company does not accept sales returns. In exceptional circumstances when negotiated, sales returns which are accepted goods are returned to inventory and deducted from sales revenue.

Cost of goods sold
Cost of goods sold consists primarily of selling of raw materials and finished goods purchased from vendors as well as warehousing and distribution costs such as inbound freight charges, shipping and handling costs, purchasing and receiving costs. Costs of raw material and finished goods include purchase and related costs for our labor and direct and indirect overhead costs, and the processing, bottling and shipping costs charged by 3rd party manufacturers.

Income Taxes
In accordance with ASC 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in these financial statements is the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

No liability for unrecognized tax benefits was recorded as of December 31, 2013 and December 31, 2012.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Stock Based Payments
We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered.

Research and Development
Costs incurred in developing the ability to create and manufacture products for sale are included in research and development. Once a product is commercially feasible and starts to sell to third party customers, the classification of such costs as development costs stops and such costs are recorded as costs of production, which are included in cost of goods sold. Research and development costs are expensed when incurred.

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using the treasury stock method; and convertible preferred stock and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company currently has options, warrants and convertible debt outstanding, and convertible preferred stock has been issued. Common stock equivalents pertaining to the options, warrants and convertible debt were not included in the computation of diluted net loss per common share in these financial statements because the effect would have been anti-dilutive due to the net losses for the years ended December 31, 2013 and December 31, 2012.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times such cash may be in excess of the FDIC limit. With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

Related parties
A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Fair Value Measurements
As defined in ASC 820 “Fair Value Measurements”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Advertising
Costs for advertising are expensed when incurred. Advertising costs totaled $20,373 and $126,810 for the years ended December 31, 2013 and December 31, 2012, respectively. The Company also incurs marketing expenses for product promotion which are included with advertising to form the advertising and marketing item in our statement of operations. Excluding advertising, these other promotional costs totaled $$122,688 and $630,277 for the years ended December 31, 2013 and December 31, 2012, respectively.

Recently Adopted Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses totaling $11,678,393 as of December 31, 2013; and has a incurred a net loss for the current year of $3,912,278. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. If necessary, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. To address these issues, on January 27, 2014 the Company closed two private placements of its common shares which raised $1,000,000 and, as detailed in Note 12 – Subsequent Events, on February 3, 2014, the Company entered into a share purchase agreement (the “Purchase Agreement”) with an Illinois limited liability company, pursuant to which we have the right to sell to them up to $12,000,000 in shares of our common stock, subject to certain limitations set forth in the Purchase Agreement.

NOTE 4 – Inventory

Inventory includes raw materials and finished goods. Finished goods contain direct materials and other manufacturing costs charged directly by third party manufacturing vendors.

Inventory consists of the following:
	December 31, 2013	December 31, 2012

Raw materials	$226,680	$269,644
Finished goods	182,179	63,709
Inventory allowance	(18,732)	(179,861)
Total	$390,127	$153,492

The Company recognized $161,129 and $51,390 recovery in inventory allowance respectively for the years ended December 31, 2013 and December 31, 2012. These recoveries were due to the Company selling inventories that were fully reserved in prior years.

NOTE 5 – Other Current Assets and Other Assets

Other current assets for the year ended December 31, 2013 total $11,000 and are comprised of a rent deposit of $3,500 and a prepayment to a service provider of $7,500. During the year ended December 31, 2012 other current assets were comprised of the $3,500 rent deposit.

During the year ended December 31, 2012, other assets included a $9,644 balance for equipment and furniture. During fiscal 2013 we determined an impairment charge of $9,644 should be entered against this equipment and furniture, which brought the value of other assets to an ending balance of $nil at December 31, 2013.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – Notes Payable and Line of Credit

On March 30, 2012, the Company issued a 10% term loan of $225,000 ("Note One") to a third party creditor ("Creditor One"). The terms of Note One required that principal be repaid in monthly installments of $75,000 each, beginning on April 1, 2012. As part of the Note One agreement, the Company issued to Creditor One a warrant to purchase 1,837,000 common shares of the Company. The relative fair value of the warrants was determined to be $190,500 (see Note 8) and was recognized as a debt discount on the debt issuance date. There were no amounts owing on Note One for the year ended December 31, 2013. As of December 31, 2012, the full amount of the principal of Note One, plus interest of $3,863 had been paid on Note One and there were no further amounts owing on Note One. When Note One was fully paid off, the debt discount was fully amortized for the year ended December 31, 2012 as interest expense with an offset to Additional Paid-in Capital. In a separate transaction, the Company also issued 142,857 shares of common stock at $0.70 per share to Creditor One for cash proceeds totaling $100,000 on January 24, 2012.

On January 12, 2012, the Company entered into a working line of credit agreement (the "LOC") with Creditor One. Per the LOC agreement, the Company had the right to borrow a maximum of $2,000,000 and interest accrued at 10% per annum. In September 2012, a late payment occurred which triggered an increase in the interest rate of the LOC to 18% and interest subsequently accrued at the higher rate. The LOC expired on January 12, 2014. As of December 31, 2013, the LOC had been fully paid down and there were no amounts owed by the Company toward the LOC. During the year ended December 31, 2013, interest of $13,477 was paid on the LOC. During the year ended December 31, 2012, the Company borrowed $275,000 under the LOC, out of which $225,000 was used to pay off Note One as discussed above and the Company received the balance of $50,000 in cash. During the year ended December 31, 2012, the Company made LOC repayments totaling $161,453 which brought the LOC balance to $117,410 as of December 31, 2012, which included $113,547 of principal plus $3,863 of accrued interest.

On January 12, 2013, the Company completed issuance of a convertible note ("Note Two") to a third party shareholder of the Company ("Creditor Two"). Note Two comprised a loan of $10,000 to the Company which was due by December 18, 2015, accrued interest at 20% per annum, and was convertible into shares of the Company's common stock at $0.70 per share. Full repayment of Note Two was made on November 5, 2013 and comprised $10,000 principal and $1,994 of accrued interest.

On June 12, 2013, the Company issued a $500,000 secured promissory note (the "Secured Note") to a different creditor ("Creditor Three"). The Secured Note was due on December 1, 2013 and accrued interest at 12% per annum if the Company did not execute the Asset Agreement. Under the terms of the Secured Note the Company had granted to Creditor Two an interest in all assets and intellectual property of the Company as collateral. On October 4, 2013, the Secured Note was assigned by Creditor Three to another third party ("Creditor Four"). The Secured Note was then extinguished by Creditor Four on October 4, 2013 through the conversion of the Secured Note into 1,111,111 shares of the Company’s common stock at a price of $0.45 per share for proceeds of $500,000. No accrued interest had become due on the Secured Note.

NOTE 7 – Related Party Transactions

During the year ended December 31, 2013, related party transactions included:

(1) repayments to related parties of $143,122 to fully pay down related party accounts payable (including $27,500 repaid by issuances of stock);

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – Related Party Transactions (continued)

(2) repayments through issuances of stock of $94,440 to fully pay down shareholder advances;

(3) shares issued to our CEO for compensation totaling $39,550;

(4) issuance to our CEO of 1,000,000 options exercisable into 1,000,000 restricted shares of the Company's common stock at an exercise price of $0.45 per share. These options were issued in lieu of the warrants contemplated in the employment agreement with our CEO. These options will vest in full on, or after October 4, 2014,  if, or when, the stock price of Company is trading above $1.00 per share. These options accrued a non-cash cost of $47,141 during the year ended December 31, 2013;

(5) payment of $196,156 to our Chief Scientific Officer (comprised of consulting fees of $136,156, and $60,000 as the first installment of the $120,000 buy-out of his contract. The second $60,000 payment of this buyout which is due in February 2014 has been recorded in these financial statements as an accrued liability);

(6) issuance to our CSO of 1,000,000 options exercisable into 1,000,000 restricted shares of the Company's common stock at an exercise price of $0.45 per share. These options were issued in lieu of the warrants contemplated in the employment agreement with our former CSO. These options will vest in full on, or after October 4, 2014,  if, or when, the stock price of Company is trading above $1.00 per share. These options accrued a non-cash cost of $47,141 during the year ended December 31, 2013. All provisions of this option grant remain in place as a term of our CSO's retirement agreement and a third and final payment of $60,000 relating to the agreement was paid during February 2014;

(7) issuance to our CFO of 1,000,000 options exercisable into 1,000,000 restricted shares of the Company's common stock at an exercise price of $0.74 per share. These options have a five year term, vested on grant date and were recorded as compensation expense of $732,886 for the year ended December 31, 2013 based on a Black-Scholes options pricing model valuation (see Note 7).

(8) salary & consulting fee payments totaling $120,000 and $45,000 were made to our CEO and CFO respectively.

At December 31, 2013 the Company had related party accounts payable of $60,000, and at December 31, 2012, related party accounts payable, which were mainly comprised of  unpaid payroll and consulting fees totaled $143,122. During the year ended December 31, 2012, $18,890 of related parties payable was reclassified to shareholders advances.

During the year ended December 31, 2013 shareholder advances owing were fully repaid through the issuance of stock totaling $94,440. Shareholder advances owing to related parties totaled $0 and 94,400, as of December 31, 2013 and December 31, 2012, respectively. Shareholder advances are made to the Company on a non-interest bearing basis and are payable on demand.

NOTE 8 – Equity

Our authorized capital stock consists of 877,500,000 shares of common stock, with a par value of $0.001 per share. We are also authorized to issue 10,000 shares of preferred stock at a par value of 0.001, of which there are no preferred shares issued and outstanding. The holders of common stock have dividend rights, liquidation rights and voting rights of one vote for each share of common stock. As of December 31, 2013, there were 72,366,667 shares of our common stock issued and outstanding.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Equity (continued)

On September 9, 2013, we effected a 13.5 to one forward stock split of our authorized and outstanding common stock. As a result, our authorized shares of the common stock capital increased from 65,000,000 shares of common stock with a par value of $0.001 to 877,500,000 shares of common stock with a par value of $0.001 and our previously issued and outstanding 4,766,698 shares of common stock increased to 64,350,423 shares of common stock issued and outstanding as of December 31, 2012. All share amounts issued have been adjusted to reflect the 13.5 to one forward stock split.

On October 22, 2010, we completed an offering of 38,700,423 (2,866,689 pre-split) shares of common stock to a former president and director at a price of $0.005 per share. The total proceeds from this offering were $14,334.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the “1933 Act”) and are restricted shares as defined in the 1933 Act.  We did not engage in any general solicitation or advertising.

On June 1, 2011, we completed an offering of 25,650,000 (1,900,000 pre-split) shares of our common stock at a price of $0.02 per share to a total of 31 purchasers. The total amount received from this offering was $38,000. We completed this offering pursuant Rule 903(a) and conditions set forth in Category 3 (Rule 903(b)(3)) of Regulation S of the 1933 Act.

Prior to the execution of the Asset Agreement we had 64,350,423 shares of common stock issued and outstanding.

In connection with the closing of the Asset Agreement a former president and director of our company agreed to and returned 38,700,423 shares (2,866,698 pre-split shares) of our common stock to the treasury of our Company for cancellation without consideration effective October 4, 2013.

On October 4, 2013 we issued an aggregate of 42,750,000 shares of our common stock to Sandwich Isles in connection with the closing of the Asset Agreement. Because these shares were issued as part of a reverse takeover of a Shell Company, these shares are classified as restricted shares until October 4, 2014.

In connection with the closing of the Asset Agreement, effective October 4, 2013 we completed a non-brokered private placement with a Creditor Four for sale of 1,777,778 shares of our common stock at a price $0.45 per share for gross proceeds of $800,000. And, also effective October 4, 2013 we issued 1,111,111 shares of our common stock to the Creditor Four at a price of $0.45 per share upon conversion of the Secured Note for proceeds of $500,000 (see Note 5). These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in offshore transactions relying on Regulation S and/or Section 4(a)(2) of the 1933 Act.

Warrants

On October 17, 2013 we completed a non-brokered private placement with a third party for sale of 77,778 units at a price $0.45 per unit for gross proceeds of $35,000. Each unit was comprised of one share of the common stock of our Company and one five year share purchase warrant exercisable into one share of the common stock of our Company at a price of $0.65 per share.

On November 21, 2013 we completed a non-brokered private placement with a third party for sale of 1,000,0000 units at a price $0.45 per unit for gross proceeds of $450,000. Each unit was comprised of one share of the common stock of our Company and one five year share purchase warrant exercisable into one share of the common stock of our Company at a price of $0.65 per share.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Equity (continued)

As consideration for assisting us in structuring the acquisition with Sandwich Isles, on October 4, 2013, we issued to a consultant 2,888,888 five-year warrants to purchase 2,888,888 shares of the Company's common stock, exercisable at $0.65 per share for a period of five years. On issuance date, the Company valued the warrants at $1,861,803 and recorded this non-cash expense. The fair value of the 2,888,888 warrants issued was calculated on the date of grant using a Black Scholes option pricing model with the following assumptions: (i) a risk-free interest rate of 1.40% based on the US 5 year Treasury bond yield on issuance date;; (ii) a dividend yield of zero: (iii) a volatility factor of 429.1% based on the 5 year annualized daily closing price stock volatility of a group of comparable peer companies with 5 year trading histories; (iv) an exercise price of $0.65; and (v) an expected life of 1.5 years(which is the time during which the Company estimates the warrants will be exercised). The fair value method requires the cost of warrants to be expensed over the period in which they vest, which in the case of the warrants issued to this consultant was immediately as of grant date. The expense of the warrants issuance, based on the Black-Scholes valuations has been credited to Additional Paid-In Capital on the Balance Sheet.

As reported in Note 5, on March 30, 2012, the Company issued a warrant to purchase 1,837,000 shares of the Company's common stock to Creditor One in regards to Note One. The warrant vested immediately. The exercise price of the warrant is $0.70 per share and the warrant expired on January 12, 2014. On the issuance date, the Company valued the warrants at $190,500 and this was the non-cash cost recorded in fiscal 2012. The fair value of the 1,837,000 warrants issued was calculated on the date of grant using a Black Scholes option pricing model with the following assumptions: (i) a risk-free interest rate based on the US 2 year Treasury bond yield of 0.33%; (ii) a dividend yield of zero: (iii) a volatility factor of 300%; (iv) an exercise price of $0.70; and (v) an expected life of the warrants of equal to the term of the warrants (1.8 years) (which is the time during which the Company estimates the warrants will be exercised). The fair value method requires the cost of warrants to be expensed over the period in which they vest, which in the case of the warrants issued to this consultant was immediately as of grant date. The expense of the warrants issuance, based on the Black-Scholes valuations has been credited to Additional Paid-In Capital on the Balance Sheet.

Since the warrant vested immediately, the $190,500 relative fair value of the warrants was recognized as a debt discount on the debt issuance date. When Note One was fully paid off, the debt discount was fully amortized for the year ended December 31, 2012 as interest expense with an offset to Additional Paid-in Capital.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Equity (continued)

The following table summarizes the Company’s warrant activity for the years ended December 31, 2013 and 2012:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Intrinsic Value**

Outstanding at December 31, 2011	-	$-	-	$-

March 30, 2012 - Grant to Creditor One	1,837,000	0.70	-
Outstanding at December 31, 2012	1,837,000	$0.70	0.40	$0.05

October 4, 2013 - Grant to consultant	2,888,888	0.65	4.76	0.12
October 17, 2013 - Granted with Units	77,778	0.65	4.80	0.12
November 21, 2013 - Granted with Units	1,000,000	0.65	4.89	0.12
Outstanding at December 31, 2013	5,803,666	$0.67	3.40	$0.10

*  (remaining term as of December 31, 2013)
**(intrinsic value based on the closing share price of $0.77 on December 31, 2013)

Options

On November 25, 2013, the Company issued 250,000 options to purchase 250,000 restricted shares of the Company's common stock to a consultant for services rendered. The options vested immediately in full, have a three year term, and are exercisable at $0.70 per share.

On December 12, 2013, the Company adopted an incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan allows for the issuance of up to 11,000,000 options to acquire 11,000,000 restricted shares of the Company's common stock, with a maximum exercise period of ten years, to be granted to eligible employees, officers, directors, and consultants. During the year ended December 31, 2013, the Company granted 3,000,000 options to officers and directors (see Note 7).

The fair value of the options granted were calculated on the date of grant using a Black Scholes option pricing model with the following assumptions :

GRANTEES	Risk free comparative	Risk free rate	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price

Consultant	3 year US T-Bond	0.57%	0.0%	3 years	344.2%	1.5 years	$0.70	$0.72
CEO	5 year US T-Bond	1.55%	0.0%	5 years	422.2%	1.5 years	$0.45	$0.74
CSO (former)	5 year US T-Bond	1.55%	0.0%	5 years	422.2%	1.5 years	$0.45	$0.74
CFO	5 year US T-Bond	1.55%	0.0%	5 years	422.2%	1.5 years	$0.74	$0.74

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Equity (continued)

The expense of the options issuances, based on the Black-Scholes valuations, was $5,753 for consultant's grant and $10,511 for the grant to our CFO. These amounts have been credited to Additional Paid-In Capital on the Balance Sheet. A summary of changes in outstanding stock options for the year ended December 31,2013 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Intrinsic Value**

Outstanding at December 31, 2012	-	$-	-	-

November 25, 2013 - Grant to consultant	250,000	0.70	2.90	0.07
December 12, 2013 – Grants to officers (in lieu of warrant issuances)	2,000,000	0.45	4.95	0.32
December 12, 2013 – Grant to officer	1,000,000	0.74	4.95	0.12
Outstanding at December 31, 2013	3,250,000	$0.56	4.79	$0.21

*  (remaining term as of December 31, 2013)
**(intrinsic value based on the closing share price of $0.77 on December 31, 2013)

The following table summarizes information about the options outstanding at December 31, 2013:

	Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*

$0.45	2,000,000	$0.45	$0.32	4.95	Nil	Nil	$Nil	Nil
$0.70	250,000	$0.70	$0.07	2.90	250,000	$0.70	$0.07	2.90
$0.74	1,000,000	$0.74	$0.03	4.95	1,000,000	$0.74	$0.03	4.95

Totals	3,250,000	$0.56	$0.21	4.79	1,250,000	$0.73	$0.04	4.54

*  (remaining term as of December 31, 2013)
**(intrinsic value based on the closing share price of $0.77 on December 31, 2013)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – Commitments and Contingencies

Leases

The Company leases office/warehouse space in San Clemente, California. The current term of this lease expires on May 31, 2014.  Our share of the current total monthly payment is $9,812 is $7,539 plus various expenses incidental to the use of the property. The Company has the option to extend the lease by one 24-month term at a slightly higher monthly rent.

Litigation

On April 29, 2011, VDF FutureCeuticals, Inc filed a civil complaint alleging the Company was infringing three patents held by VDF FutureCeuticals. In resolution of this matter, as detailed in Note 12, on January 28, 2014, the Company and VDF FutureCeuticals, Inc. executed a settlement which has resulted in a partnership between the two companies.

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company’s business activities. As of the date of these financial statements, we know of no threatened or pending lawsuits, claims or other similar contingencies.

While the ultimate outcome of the aforementioned contingencies is not determinable at this time, management believes that any liability or loss resulting therefrom will not materially affect the financial position, result of operations or cash flows of the Company.

NOTE 10 – Income Taxes

The Company is subject to federal income taxes in the United States. The Company has had no net income and therefore has not paid nor has any income taxes owing. Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ended	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2010	$(2,163,191)	2030	$(757,117)	$757,117	$—
2011	$(2,707,508)	2031	$(947,628)	$947,628	$—
2012	$(2,895,416)	2032	$(1,013,396)	$1,013,396	$—
2013	$(3,912,278)	2033	$(1,369,297)	$1,369,297	$—
	$(11,678,393)		$(4,087,438)	$4,087,438	$—

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – Income Taxes (continued)

The total valuation allowance for the year ended December 31, 2013 is $4,087,438 which increased by $1,369,297 for the year ended December 31, 2013.

As of December 31, 2013 and December 31, 2012, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2013 and December 31, 2012 and no interest or penalties have been accrued as of December 31, 2013 and December 31, 2012. As of December 31, 2013 and December 31, 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.
The tax years from 2010 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 11 – Concentration Risks

For the year ended December 31, 2013, four customers accounted for 52% of revenue.

For the year ended December 31, 2012, two customers accounted for 77% of revenue.

NOTE 12 – Subsequent Events

Options issuance

On January 7, 2014 we issued to a director of the Company 750,000 options exercisable into 750,000 restricted shares of the Company's common stock at an exercise price of $0.81 per share. These options have a five year term, vested on grant date, and will be recorded in fiscal 2014 as compensation expense of $601,434 based on a Black-Scholes options pricing model valuation.

Contract Buy-out

As reported in Note 7, the second and final payment of $60,000 relating to the retirement agreement of our former CSO was made in February  2014.

Funds Raised by Private Placement

On January 27, 2014, we issued 1,818,182 units to two investors in a non-brokered private placement, at a purchase price of $0.55 per unit for gross proceeds of $1,000,000. Each unit consisted of one share of our common stock and one non-transferable common share purchase warrant, with each warrant entitling the holder to acquire one additional share of our common stock at a price of $0.65 per share for a period of six years. We issued: (i) 681,818 of these units to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended; and (ii) 1,136,364 of these units to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these units to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. Pursuant to the securities purchase agreements with each investor, we also agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission covering the shares underlying the units (excluding shares issuable upon exercise of the warrants).

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Subsequent Events (continued)

Settlement of Patent Dispute

Settlement Agreement
As reported in a current report on Form 8-K filed February 3, 2014, on January 28, 2014, we entered into a settlement agreement (the "Settlement Agreement") with VDF FutureCeuticals, Inc. and Sandwich Isles Trading Co. Inc., d/b/a Kona Red, Inc., the company from which we acquired the KonaRed business on October 4, 2013, to: (i) settle claims asserted by and against the parties with respect to an action filed by VDF against Sandwich Isles;  and (ii) resolve a petition for cancellation of certain trademark registrations filed by Sandwich Isles. Pursuant to the settlement agreement, the parties are required to cause their respective attorneys to jointly file voluntary dismissals with respect to the foregoing claim and petition for cancelation. VDF on the one hand, and Sandwich Isles and Kona Red Corporation on the other, released each other from liability arising or accruing prior to January 28, 2014 for past monetary damages for any patent infringements and all other claims that the parties brought or could have brought prior to January 28, 2014. In addition, Sandwich Isles and our company agreed that both parties will take all steps necessary to formally abandon all currently pending patent applications directed to coffee cherries or coffee cherry technology and cancel with prejudice all trademark proceedings.

License Agreement
In connection with the Settlement Agreement and other agreements disclosed in the current report on Form 8-K, we entered into a coffee fruit patent license, Coffeeberry trademark license and raw materials supply agreement on January 28, 2014 with VDF and Sandwich Isles (the "License Agreement").

Patents and Trademark License
Pursuant to the License Agreement, in exchange for our ongoing compliance with certain alternative minimum payments and royalties (and the terms and conditions related to raw materials discussed below), VDF granted us a non-exclusive, non-transferrable, non-sublicenseable license to use and practice certain VDF patent rights and a non-exclusive license to use certain VDF trademarks and trademark rights.

Raw Materials
Pursuant to the License Agreement, VDF will supply our company with raw materials starting in 2017. We have agreed to negotiate in good faith regarding the terms and pricing of the raw materials to be supplied by VDF. We are permitted to have raw materials manufactured by a third party (subject to some limitations) solely for the use in the products that we sell. In addition, we must share with VDF all details of certain input raw materials.

Senior Convertible Note
In connection with the License Agreement and other agreements disclosed in the current report on Form 8-K, on January 28, 2014, we issued a senior convertible note to VDF, whereby we promised to pay VDF, or its registered and permitted assigns, the principal, being an amount equal to the sum of (i) the aggregate amount of accrued and unpaid designated alternative minimum payments (as set out in the License Agreement) at such time, plus (ii) the aggregate amount of payment in kind interest allowable pursuant to the convertible note. Pursuant to the convertible note, the maturity is December 31, 2018 unless (i) the senior convertible note is accelerated pursuant to an event of default or (ii) the License Agreement is terminated and all accrued and unpaid obligations under the senior convertible note have been paid. Interest on the convertible note is 7% per annum, subject to adjustment for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Subsequent Events (continued)

At any time and at the option of VDF, any principal outstanding under the convertible note shall be convertible in shares of our common stock at a conversion price of $0.65 per share. In the event there is an event of default, including but not limited to: (i) our failure to make a payment when due; (ii) any representation or warranty made by our company in connection with any agreement summarized in the current report on Form 8-K being untrue in any material respect; (iii) default by our company of any covenant of the convertible note; and (iv) a change in control. Among other rights upon an event of default, if an event of default has occurred, the unpaid principal will bear interest at 12%, VDF may accelerate the maturity of the convertible note and VDF is entitled to set-off rights.

Pursuant to the convertible note: (i) VDF is also granted an adjustment to the conversion price right upon the issuance of shares of our common stock, stock options or other convertible securities; (ii) no indebtedness of our company shall rank senior to the payments due under the convertible note unless prior written consent of VDF is obtained; and (iii) payments under the note is secured by the security agreement as described in the current report on Form 8-K.

Pledge and Security Agreement
In connection with the convertible note and other agreements disclosed in this current report on Form 8-K, on January 28, 2014, we entered into a pledge and security agreement (the "Pledge and Security Agreement") with VDF, whereby we pledged, collaterally assigned and granted to VDF, a security interest in all of our right, title and interest, whether now owned or hereafter acquired, in and to our company’s property to secure the prompt and complete payment and performance of obligations existing under any of the agreements described in the current report on Form 8-K.

Warrant
On January 28, 2014, we issued VDF a warrant entitling VDF, from any time after the occurrence of a warrant exercise event until the fifteenth anniversary of the issuance of the warrant, to purchase from our company, shares of our common stock representing ten percent (10%) of our fully diluted outstanding shares of common stock at a purchase price of $0.001 per share. A warrant exercise event occurs if any of the following events occur:

i.	our company reports $25,000,000 or more of gross sales in any fiscal year in our audited financial statements for such fiscal year;

ii.	our company has a class of securities listed for trading on the New York Stock Exchange, the American Stock Exchange or NASDAQ;

iii.
our company maintains an aggregate market capitalization of our company’s outstanding capital stock of at least $125,000,000 for twenty (20) consecutive trading days based on the closing prices for the shares of our common stock as reported on the OTC Bulletin Board; or

iv.	our company has a change of control as defined in the warrant.

 Registration Rights Agreement
On January 28, 2014, we entered into a registration rights agreement with VDF (the "Registration Rights Agreement"), whereby we granted VDF or an assignee (permitted under the Registration Rights Agreement) demand registration rights and incidental registration rights with respect to: (i) any shares of our common stock issued upon conversion of the convertible note; (ii) any shares of our common stock issued upon exercise of the warrant; and (iii) any shares of our common stock acquired by VDF or an assignee from our company after the date of the Registration Rights Agreement upon exercise or conversion of other convertible securities that are acquired by VDF or an assignee from our company after the date of the Registration Rights Agreement.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Subsequent Events (continued)

Pursuant to VDF’s demand registration right, at any time or from time to time, a holder or holders holding a majority of registrable securities then outstanding may require our company to use our best efforts to effect the registration under the Securities Act of 1933, as amended, of all or part of their respective registrable securities (subject to any limits that may be imposed by the Securities and Exchange Commission pursuant to Rule 415 under the Securities Act), by delivering a written request to our company.

In addition to the registration rights granted to VDF, there are restrictions on our granting of registration rights to other parties.

Investor Rights Agreement
On January 28, 2014, we entered into an investor rights agreement with VDF (the "Investor Rights Agreement"), whereby VDF has the right to designate that number of nominees to our board of directors such that the total number of directors designated by VDF is in proportion to its percentage ownership of the outstanding voting power of the company.  From and after the date of the Investor Rights Agreement and until such time as: (i) the convertible note has terminated; (ii) the warrant has terminated or been exercised; and (iii) VDF’s percentage interest is less than 1%, if VDF does not have a designee on our board of directors, VDF shall have the right to appoint one individual as a non-voting observer entitled to attend meetings of our board of directors.

Also pursuant to the Investor Rights Agreement, for so long as (i) the convertible note remains outstanding, (ii) the warrant remains outstanding or (iii) VDF owns a percentage interest equal or greater to 10%, we require VDF’s consent before taking certain corporate actions, including, among others; (i) amending our constating documents; (ii) making any material change to the nature of our business; (iii) incurring indebtedness exceeding $7,500,000 at any one time outstanding; or (iv) declaring or paying dividends.

Copies of the aforementioned agreements were included in our filing of the current report on Form 8-K.

Entry into Material Share Sale Agreement

As reported in a current report on Form 8-K filed February 5, 2014, on February 3, 2014, we entered into a purchase agreement (the “Purchase Agreement”) with  an Illinois limited liability company (the "Investor"), pursuant to which we have the right to sell to the Investor of up to $12,000,000 in shares of our common stock, subject to certain limitations set forth in the Purchase Agreement.

On February 3, 2013, we also entered into a registration rights agreement with the Investor (the “Registration Rights Agreement”), pursuant to which we are required to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) registering the sale of the shares of our common stock issued and issuable to the Investor pursuant to the Purchase Agreement.

Upon the satisfaction of the conditions set forth in the Purchase Agreement, including the Registration Statement being declared effective by the SEC, we have the right over a 30-month period to sell up to $12.0 million worth of shares of our common stock to the Investor, upon the terms set forth in the Purchase Agreement. We may direct the Investor, at our sole discretion and subject to certain conditions, to purchase up to $100,000 worth of shares of our common stock on any single business day so long as at least one business day has passed since the most recent purchase, increasing up to a maximum of $500,000 per

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Subsequent Events (continued)

purchase, depending on the closing sale price of our common stock. Pursuant to the Purchase Agreement, the purchase price of such common stock sold to the Investor is based on the prevailing market price of our common stock preceding the time of any such sale with our company knowing the exact price prior to making sales, if any, to the Investor and controlling the timing and amount of sales, if any, of common stock to the Investor. There are no upper limits to the price the Investor may pay to purchase our common stock. No sales of common stock to the Investor may occur below a floor price as set forth in the Purchase Agreement. In addition, we may direct the Investor to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of our common stock is not below the threshold price as set forth in the Purchase Agreement.

Our sales of shares of common stock to the Investor under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by the Investor and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of our common stock.

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. the Investor has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares of common stock.  In consideration for entering into the Purchase Agreement, we issued to the Investor 872,727 shares of our common stock as a commitment fee (the “Commitment Shares”) and may issue up to 218,182 additional shares per the terms of the Purchase Agreement. The Commitment Shares have been issued in reliance on an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, and will be registered for sale on the Registration Statement. The Purchase Agreement may be terminated by us at any time at our discretion without any monetary cost to us.  Actual sales of shares of common stock to the Investor under the Purchase Agreement will depend on a variety of factors to be determined by our company from time to time, including (among others) market conditions, the trading price of our common stock and determinations by us as to available and appropriate sources of funding for our company and its operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants regarding accounting and financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

A. Disclosure Controls and Procedures.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Shaun Roberts, and our Chief Financial Officer, Dana Roberts) as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, Mr. Roberts and Mrs. Roberts each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including Mr. Roberts and Mrs. Roberts, as appropriate to allow timely decisions regarding required disclosure.

B. Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management’s assessment was based on criteria set forth in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective, based upon those criteria.

C. Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter (our fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals serve as directors and executive officers of our company. All directors of our company hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Shaun Roberts	President and Chief Executive Officer, Director	44	October 4, 2013
Dana Roberts	Chief Financial Officer, Secretary and Treasurer, Director	40	October 4, 2013
Steven Schorr	Director (formerly also Chief Scientific Officer)	60	October 4, 2013
Gonzalo Camet	Director	41	October 4, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shaun Roberts

Mr. Roberts has been chief executive officer and co-founder of the Business since its inception in 2008 and manages the Business operations. Mr. Roberts has been responsible for raising capital, product development, sales, distribution and marketing.  He started his career as Los Angeles sales manager for Waxie Sanitary Supply in 1994, the largest privately held janitorial supply company in the US. Mr. Roberts then worked as Western Regional Sales Manager for ABM, Inc. from 1996 to 1998, a facility management services and fortune 1000 company. Mr. Robert’s co-founded Fluid Concepts, LLC in 1998, which developed, created and sold industrial and retail eco-friendly cleaning products into the southern California marketplace. In 2003, Mr. Roberts co-founded Malie, Inc., a spa and beauty products company with two retail locations in Hawaii and wholesale distribution across the globe. Mr. Roberts’ role at Fluid Concepts and Malie were reduced to a board member position in 2008. Mr. Roberts is also a director of Sandwich Isles, which is a shareholder of our Company as a result of closing the Asset Purchase. Mr. Roberts expects to devote a minimum of 40 hours per week to KonaRed in his capacity as an executive officer. Mr. Roberts attended San Diego State University from 1989-1993 with an emphasis on Economics.

Dana Roberts

Mrs. Roberts has been chief financial officer and co-founder of the Business since its inception in 2008 and oversees the Business’ accounting, cash management and internal controls, Mrs. Roberts is also co-founder, chief executive officer and a director of Malie, Inc. Mrs. Roberts expects to devote approximately 20 hours per week on KonaRed. Mrs. Roberts graduated with a Marketing degree from San Diego State University in 1995.

Steven M. Schorr

Mr. Schorr was our been chief scientific officer prior to retirement and is a co-founder of the Business. Since its inception in 2008, Mr. Schorr played a role in the KonaRed product conception, design and development, manufacturing and production, directing scientific research and legal management. Mr. Schorr is also the author of 20 U.S. and international patents, including five patents related to aeroponic technology (the process of growing plants in an air or mist environment without the use of soil). Mr. Schorr is also a director of Sandwich Isles, which is a shareholder of our Company as a result of closing the Asset Purchase. Mr. Schorr is also a director of Bioponic Phytoceuticals, Inc., a private company engaged in the development, formulation and production of products for sale in the global complementary alternative medicine and natural product markets. Mr. Schorr resigned his position as CSO effective November 1, 2013, but remains on our board of directors.

Gonzalo Camet

Gonzalo Camet is a shareholder of Sandwich Isles and has provided advisor services to the Business on an ad hoc basis. In connection with the closing of the Asset Purchase with Sandwich Isles on October 4, 2013, Mr. Camet was appointed to the board of directors of our Company. Mr. Camet is the CFO of the JJC Group of Companies, one of the largest construction businesses in Peru. Mr. Camet also serves as CFO of the agricultural division of the JJC Group of Companies.

Family Relationships

Mr. and Mrs. Roberts are spouses. Other than Mr. and Mrs. Roberts, there are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers have been involved in any of the following events during the past ten years:

(a)  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
(b)  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
(c)  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
(d) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(e)  being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
(f) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert

The duties of an audit committee have been undertaken to date by the full board or directors.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of any class of our equity securities to file initial reports of ownership and reports of changes in ownership with the Commission. Executive officers, directors and beneficial owners of more than 10% of any class of our equity securities are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d), and certain written representations from executive officers and directors, we are unaware of any required reports that were not timely filed, including compliance with the requirements of the Sarbanes-Oxley Act.

Code of Ethics

We have adopted a Code of Ethics that applies to, and which has been signed by, our President and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer and director; and which will apply to, and be signed by, all persons holding similar positions in the future. This code is incorporated by reference herein as Exhibit 14.1. Upon request, the Company will furnish a copy of this Code of Ethics by mail to any person without charge. Such requests should be made in writing and mailed to: KonaRed Corporation 2829 Ala Kalani Kaumaka Street, Suite F-133, Koloa, HI USA 96756, attn: Code of Ethics Request.

Director Compensation

During the year ended December 31, 2013, there were no cash compensation payments, nor stock or option grants made to any directors as a function of their duties as directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the salaries and director fees we have paid to our current executive officers in our most recent fiscal year ended December 31, 2013.

The summary compensation table below covers all compensation paid by our Company to the following persons who we will collectively refer to as the named executive officers, for all services rendered in all capacities to us and Sandwich Isles for the years ended December 31, 2013 and December 31, 2012. These named executive officers include:

(a) all individuals serving as principal executive officer of Sandwich Isles during the year ended December 31, 2012;

(b) each of two most highly compensated executive officers of Sandwich Isles other than its principal executive officer who were serving as executive officers at December 31, 2013 whose compensation exceeded $100,000; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as executive officer at December 31, 2013.

Summary Compensation Table – Years Ended December 31, 2013 and December 31, 2012

Name and Principal Positions	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/SARs(1) ($)	Securities Underlying Options/SARs(1) (#)	LTIP(2) Payouts ($)	All Other Compensation(3) ($)

Shaun Roberts(6) President & CEO	2013 2012	$120,000 $120,000	$Nil $Nil	$Nil $Nil	$39,550(4) $Nil	1,000,000(5) Nil	$Nil $Nil	$47,141(5) $Nil
Richenda Rowe(6) Former President & CEO, CFO and Secretary	2013 2012	$Nil n/a	$Nil n/a	$Nil n/a	$Nil n/a	Nil n/a	$Nil n/a	$Nil n/a
Dennis Kjeldsen(7) Former President & CEO, CFO and Secretary	2013 2012	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	Nil Nil	$Nil $Nil	$Nil $Nil
Dana Roberts(6) CFO, Secretary & Treasurer	2013 2012	$45,000 $45,000	$Nil $Nil	$Nil $Nil	$Nil $Nil	1,000,000 Nil	$Nil $Nil	$732,886(9) $Nil
Steven Schorr Former CSO	2013 2012	$136,156 $120,000	$Nil $Nil	$Nil $Nil	$Nil $Nil	1,000,000(5) $Nil	$Nil $Nil	$167,141(8) $Nil

Notes:
(1)  SAR’s are “Stock Appreciation Rights”. We have to date not issued any SARs.
(2)  LTIP’s are “Long-Term Incentive Plans”. We have to date not created any LTIPs.

Notes (continued):
 (3)  Other than as referenced in the note (8)  below, there are no compensatory plans or arrangements with respect to our executive officers resulting from resignation, retirement, or other termination of employment, or from a change of control.
(4)  Shaun Roberts compensation for fiscal 2013 included issuance to him by Sandwich Isles of 61,750 common shares of Sandwich Isles valued at $39,550.
 (5) The options granted on December 12, 2013 to Shaun Roberts and to Bioponic Phytoceuticals do not vest prior to October 4, 2014. Thereafter, these options vest only when the stock price of the company's publicly traded common shares trades at $1.00. Mr. Robert's other compensation includes $47,141 amortization of the non-cash Black-Scholes options pricing model cost of the 1,000,000 options issued to Mr. Roberts during fiscal 2013.
 (6)  Richenda Rowe held the positions of President & CEO, CFO and Secretary of our predecessor company TeamUpSport Inc. from June 4, 2013 to October 4, 2013, at which time Shaun Roberts was appointed as President & CEO, and Dana Roberts was appointed as CFO and Secretary & Treasurer.
(7)  Dennis Kjeldsen held the positions of President & CEO, CFO and Secretary of our predecessor company TeamUpSport Inc. from inception to June 4, 2013.
(8)  Per the terms of the retirement agreement executed on December 16, 2013 and effective November 1, 2013, between the Company and Bioponic Phytoceuticals Inc. (a company controlled by our former CSO Steven Schorr), we agreed among other things to: (i) make payments to Bioponic totaling $120,000, of which $60,000 was paid during fiscal 2013 and the remainder of $60,000 was accrued as an account payable for the year ended December 31, 2013 and fully paid out in February 2014; and (ii) allow Bioponic to retain ownership of the 1,000,000 stock options which had been granted to it. Mr. Schorr's other compensation includes $47,141 amortization of the non-cash Black-Scholes options pricing model cost of the 1,000,000 options issued to Mr. Schorr during fiscal 2013.
(9)  Comprised of the $732,886 non-cash Black-Scholes options pricing model cost of 1,000,000 options issued to Mrs. Roberts during fiscal 2013.

Employment or Consulting Agreements

Please see “Item 13 Certain Relationships and Related Transactions, and Director independence" for details of executive employment agreements, effective October 4, 2013, entered into with each of Shaun Roberts and Steven M. Schorr (subsequently terminated effective November 1, 2013 with respect to Mr. Schorr) in connection with the closing of the asset purchase with Sandwich Isles.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Other than as referenced in “Item 13 Certain Relationships and Related Transactions, and Director independence" in regards to Steven Schorr, the Company has no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to directors or executive officers at, following, or in connection with the resignation, retirement or other termination of its directors or executive officers, or a change in control of our Company or executive officers’ responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year-End

Excluding common shares which were issued for compensation, settlement of accounts payable, and settlement of shareholder advances, and other than the option grants described below, there were no outstanding equity, or equity equivalent, awards as of December 31, 2013 and December 31, 2012 with respect to each named executive officer.

Stock Option Grants

On December 12, 2013, the Company adopted an incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan allows for the issuance of up to 11,000,000 options to acquire 11,000,000 restricted shares of the Company's common stock, with a maximum exercise period of ten years, to be granted to eligible employees, officers, directors, and consultants. During the year ended December 31, 2013, the Company granted 3,000,000 options to officers and directors, as follows:

Option/SAR(1) Grants in Last Fiscal Year Issued to Executive
Name	Number of Securities Underlying Options or SAR’s	Percent of Total Options or SARs Granted to Employee in Fiscal Year	Exercise Price ($/share)	Expiration Date	Grant Date Value ($)

Shaun Roberts PO Box 701 Kalaheo, HI 96741	1,000,000	9.1%	$0.45(3)	December 12, 2018	$734,400(3)
Bioponic Phytoceuticals(2) PO Box 701 Kalaheo, HI 96741	1,000,000	9.1%	$0.45(3)	December 12, 2018	$734,400(3)
Dana Roberts PO Box 701 Kalaheo, HI 96741	1,000,000	9.1%	$0.74	December 12, 2018	$732,886(4)

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR(1) Issued to Executive
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal year-end (#)		Value of Unexercised In-the-Money Options/SARs at Fiscal year-end ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Shaun Roberts PO Box 701 Kalaheo, HI 96741	n/a	n/a	Nil	1,000,000	Nil(3)	$47,141(3)
Bioponic Phytoceuticals(2) PO Box 701 Kalaheo, HI 96741	n/a	n/a	Nil	Nil	Nil(3)	$47,141(3)
Dana Roberts PO Box 701 Kalaheo, HI 96741	Nil	Nil	1,000,000	Nil	$732,886(4)	Nil

Notes:
(1)  SAR’s are “Stock Appreciation Rights”.
(2) Bioponic Phytoceuticals Inc. is a company controlled by Steven Schorr.
(3) The options granted on December 12, 2013 to Shaun Roberts and to Bioponic Phytoceuticals do not vest prior to October 4, 2014. Thereafter, these options vest only when the stock price of the company's publicly traded common shares trades at $1.00.  $47,141 amortization of the non-cash Black-Scholes options pricing model cost of the 1,000,000 options issued to Mr. Roberts was recorded during fiscal 2013; an amortization cost of $47,141was also entered for Mr. Schorr's options during fiscal 2013.
(4) The value of the options granted on December 12, 2013 to Dana Roberts were valued on grant date using a Black-Scholes Option Pricing Model.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Under SEC rules, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

The following table provides certain information regarding the ownership of our common stock, as of March 18,  2014 by: (i) each of our named executive officers; (ii) each of our directors; (iii) each person known to us to own more than 5% of our outstanding common stock; and (iv) all of our executive officers and directors as a group.

Security ownership of certain beneficial owners.

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (2)

Common Stock	Sandwich Isles Trading Co. Inc. PO Box 701 Kalaheo, HI 96741	42,750,000 direct(3)	57.0%
Common Stock	All Included Persons as a Group	42,750,000 direct	57.0%

Security ownership of management

Security Ownership of Management
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (2)

Common Stock	Shaun Roberts(6) PO Box 701 Kalaheo, HI 96741	42,750,000 indirect(3)	57.0%
Common Stock	Steven Schorr PO Box 701 Kalaheo, HI 96741	42,750,000 indirect(3)	57.0%
Common Stock	Dana Roberts(6) (7) PO Box 701 Kalaheo, HI 96741	1,000,000 direct	1.3%
Common Stock	Gonzalo Camet(8) Malecón Paul Harris 200 Dpto. 504 Lima, Peru 04	1,000,000 direct	1.3%
Common Stock	All Directors and Officers as a Group	44,750,000 indirect	59.6%

Notes:
(1) Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2) The denominator for this percentage calculation is based on the 75,057,576 issued and outstanding common shares of the Company as of March 18, 2013.
(3) Shaun Roberts and Steven Schorr, who are members of the board of directors of Sandwich Isles Trading Co., exercise voting and dispositive power with respect to the 59.07% shares of our common stock that are beneficially owned by Sandwich Isles.
(4) Shaun Roberts is the Chief Executive Officer, Co-Founder and a director of Sandwich Isles who has voting control of these shares.
(5) Steven Schorr is one of our directors, Co-Founder and a director of Sandwich Isles who has voting control of these shares.
(6) Dana Roberts is the spouse of Shaun Roberts.
(7) Dana Roberts owns 1,000,000 options which can be immediately exercised into 1,000,000 common shares of our Company.
(8) Gonzalo Camet owns 1,000,000 options which can be immediately exercised into 1,000,000 common shares of our Company.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the year ending December 31, 2013 related party transactions which exceeded $60,000 in value included: (1) repayments to our CSO of $72,375 to fully pay down outstanding accounts payable due to him from fiscal 2012; (2) repayments through issuances of stock of $62,940 to fully pay down shareholder advances owed to our CSO; (3) payment of $196,156 to our CSO (comprised of consulting fees of $136,156, and $60,000 as the first installment of the $120,000 buy-out of his contract; (4) salary & consulting fee payments totaling $120,000 to our CEO; (5)  a consulting fee payment of $45,000 to our CFO; and an options issuance to our CFO which had a Black-Scholes options pricing model valuation of $732,886. Our CEO and our former CSO also received options grants which had an amortized value of $47,141 each for the year ended December 31, 2013.

Certain Business Relationships

Effective as the closing of the asset purchase agreement on October 4, 2013, Richenda Rowe resigned as a director of our company and from all officer positions of our company. Effective as of the closing of the Asset Agreement on October 4, 2013, Shaun Roberts, Steven M. Schorr, Dana Roberts and Gonzalo Camet, four nominees of Sandwich Isles, were appointed as directors of our company. In addition, Mr. Roberts was appointed as president and chief executive officer of our company, Mr. Schorr was appointed as chief scientific officer of our company and Mrs. Roberts was appointed as chief financial officer, treasurer and secretary of our company.

As a result of the Asset Agreement, Shaun Roberts, and Steven Schorr as the directors of Sandwich Isles presently hold voting control of the 42,750,000 common shares of our Company issued to prior shareholders of Sandwich Isles. Based on the current issued and outstanding total of 75,057,576 of our common shares, this provides Mr. Roberts and Mr. Schorr with control of 57% of the shares of our Company and therefore they have effective control of our Company.

Shaun Roberts – President and Chief Executive Officer

Also in connection with the closing of the asset purchase agreement, on October 4, 2013, we entered into an executive employment agreement with Mr. Roberts as our company’s President and Chief Executive Officer for an annual base salary of $130,000 for a 3 year term. Pursuant to the employment agreement, Mr. Roberts also received a bonus upon signing the employment agreement of 1,000,000 three-year options to purchase shares of our common stock, exercisable at a price of $0.45 per share, if the common stock of our Company is trading above a strike price point of $1.00 per share, in whole or in part, after one year from the date of the employment agreement. Mr. Roberts is also eligible to participate in a target bonus and year-end bonus plan whereby Mr. Roberts is eligible to receive a cash bonus or securities bonus based on milestones described in further detail in the employment agreement. Mr. Roberts is also eligible to receive benefits made generally available by our company and shall be reimbursed for all reasonable out-of-pocket business expenses.

In the event of: (i) an involuntary termination of Mr. Robert’s employment for any reasons other than cause, death or disability; or (ii) Mr. Robert’s resignation for good reason, he shall be entitled to: (A) 1.5 times his annual base salary and target bonus, paid in a single lump sum in cash on the 60th day following the termination date; (B) for a period of up to 18 months following the termination date, Mr. Roberts and where applicable, his spouse and eligible dependents, will continue to be eligible to receive applicable medical coverage as described in the employment agreement; and (C) with respect to any outstanding stock options held by

Mr. Roberts as of the termination date that are not vested and exercisable as of such date, our Company shall accelerate the vesting and such options will remain exercisable until the earlier of (i) a period of one year after the termination date or (ii) the original term of the option; and (D) Mr. Roberts shall receive any amounts earned, accrued or owing but not yet paid to him as of his termination date.

In the event Mr. Roberts employment is terminated on account of: (i) an involuntary termination by our Company for any reason other than cause, death or disability; or (ii) Mr. Roberts voluntarily terminates employment with our Company on account of a resignation for good reason, in either case that occurs (x) at the same time as, or within the 12 month period following, the consummation of a change of control or (y) within the 60 day period prior to the date of a change of control where the change in control was under consideration at the time of Mr. Robert’s termination date, then he shall be entitled to: (A) 2 times his annual base salary and target bonus; (B) for a period of up to 24 months following the termination date, Mr. Roberts and where applicable, his spouse and eligible dependents, will continue to be eligible to receive applicable medical coverage as described in the employment agreement; (C) with respect to any outstanding stock options held by Mr. Roberts as of the termination date that are not vested and exercisable as of such date, our Company shall accelerate the vesting and such options will remain exercisable until the earlier of (i) a period of one year after the termination date, or (ii) the original term of the option; and (D) Mr. Roberts shall receive any amounts earned, accrued or owing but not yet paid to him as of his termination date.

During the term of the employment agreement and for a period of 1 year from the termination of the agreement, Mr. Roberts shall not be employed by a direct competitor in the coffee fruit business, directly or indirectly.

Steven M. Schorr – Chief Scientific Officer

Also in connection with the closing of the asset purchase agreement, on October 4, 2013, we entered into a consulting agreement with Bioponic Phytoceauticals, Inc., a company controlled by Mr. Schorr, whereby we engaged Bioponic to provide services as our company’s Chief Scientific Officer and Chief Operating Officer for an annual base salary of $120,000 for a 3 year term. Pursuant to the consulting agreement, Bioponic also received a bonus upon signing the consulting agreement of 1,000,000 five-year options to purchase shares of our common stock, exercisable at a price of $0.45 per share, if the common stock of our company is trading above a strike price point of $1.00 per share, in whole or in part, after one year from the date of the consulting agreement. Bioponic is also eligible to receive additional annual bonuses if and when authorized by our company’s board of directors and shall be reimbursed for all reasonable out-of-pocket business expenses. During the term of the consulting agreement and for a period of 1 year from the termination of the agreement, Bioponic shall not compete with or solicit our company’s customers.

Subsequent to the closing of the asset purchase agreement and as described in our current report on Form 8-K dated December 16, 2013 and filed on December 18, 2013, effective November 1, 2013 Steven Schorr ceased to be Chief Scientific Officer and Chief Operations Officer of our company and, in connection therewith, the foregoing consulting agreement with Bioponic was terminated.

Mr. Schorr's retirement was mutually agreed to amongst the parties as a result of our company’s desire to make available working capital for other operational matters and as a result of Mr. Schorr’s and Bioponic’s respective operational duties being substantially complete. Mr. Schorr will continue to be a director of our company and will remain available to offer consulting services to our company on an as needed basis.

In connection with the foregoing settlement and to reflect outstanding compensation matters, Bioponic and our company entered into a termination agreement dated December 16, 2013 and effective November 1, 2013, whereby, among other things, our Company will make payments to Bioponic totalling $120,000 and Bioponic will retain ownership of the 1,000,000 stock options granted to it.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In its capacity as the Audit Committee, the Board of Directors pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board of Directors annually approves the scope and fee estimates for the year-end audit to be performed by the Corporation’s independent auditors for the fiscal year. With respect to other permitted services, the Board of Directors pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

Audit Fees
The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs, or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2013 – $18,200  – Anton Chia, LLP
2012 – $27,000  – MaloneBailey LLP

Audit - Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2013 – $Nil – Anton Chia, LLP
2013 – $Nil – MaloneBailey LLP

Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013 – $Nil – Anton Chia, LLP
2013 – $Nil – MaloneBailey LLP

All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013 – $Nil – Anton Chia, LLP
2012 – $Nil – MaloneBailey LLP

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit Description
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment of Articles of Incorporation(2)
3.3	Articles of Merger dated effective September 9, 2013(3)
3.4	Certificate of Change dated effective September 9, 2013(3)
3.5	Bylaws(1)
10.1	Asset Purchase Agreement dated October 4, 2013 with Sandwich Isles Trading Co. Inc. (2)
10.2	Employment Agreement with Shaun Roberts dated October 4, 2013(2)
10.3	Consultant Agreement with Bioponic Phytoceuticals Inc. dated October 4, 2013(2)
10.4	Termination Agreement with Bioponic Phytoceuticals Inc dated December 16, 2013(4)
10.5	Patent Dispute Settlement & VDF Partnership Agreements dated January 28, 2014(5)
10.6	Share Sale Agreement dated February 3, 2014(6)
14.1	Code of Ethics(8)
31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Annual Report on Form 10-K for the year ended May 31, 2013(7)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)  Filed as an exhibit to our registration statement on Form S-1 on August 22, 2011 and incorporated herein by reference
(2)  Filed as an exhibit to our Form 8-K Current Report filed October 10, 2013 and incorporated herein by reference.
(3)  Filed as an exhibit to our Form 8-K Current Report on September 13, 2013 and incorporated herein by reference.
(4)  Filed as an exhibit to our Form 8-K Current Report on December 18, 2013 and incorporated herein by reference.
(5) Filed as an exhibit to our Form 8-K Current Report on February 3, 2014 and incorporated herein by reference.
(6) Filed as an exhibit to our Form 8-K Current Report on February 5, 2014 and incorporated herein by reference.
(7) Filed on August 28, 2013 and incorporated herein by reference.
(8) Attached herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

KONARED CORPORATION

By:	/s/ Shaun Roberts
Shaun Roberts
President and Chief Executive Officer,
Director and Board Chair

Dated:	March 18, 2014

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dana Roberts	Dated:	March 18, 2014
Dana Roberts
Chief Financial Officer, Secretary
& Treasurer, and Director

/s/ Steven Schorr	Dated:	March 18, 2014
Steven Schorr
Director

/s/ Gonzalo Camet	Dated:	March 18, 2014
Gonzalo Camet
Director