Form 10-K/A
period 2013-12-31
KonaRed Corp
filed 2014-03-20
CIK 1527355

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K/A

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

Explanatory Note

This Form 10-K/A to KonaRed Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2013, initially filed with the Securities and Exchange Commission (the "SEC") on March 18, 2014 (the "Original Filing"), is being filed to furnish XBRL Exhibits required by the SEC.

There were no other changes or updates to the Original Filing than those mentioned above.

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

KONARED CORPORATION

By:	/s/ Shaun Roberts
Shaun Roberts
President and Chief Executive Officer,
Director and Board Chair

Dated:	March 19, 2014

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dana Roberts	Dated:	March 19, 2014
Dana Roberts
Chief Financial Officer, Secretary
& Treasurer, and Director

/s/ Steven Schorr	Dated:	March 19, 2014
Steven Schorr
Director

/s/ Gonzalo Camet	Dated:	March 19, 2014
Gonzalo Camet
Director