Form 10-Q
period 2014-03-31
KonaRed Corp
filed 2014-05-20
CIK 1527355

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

Commission File # 000-55208

KONARED CORPORATION
 (Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

99-0366971
(IRS Employer Identification Number)

2829 Ala Kalanikaumaka Steet, Suite F-133
Koloa, Hawaii 96756
 (Address of principal executive offices)    (Zip Code)

Tel. (808) 212-1553
 (Registrant’s telephone no., including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes ☐   No ☒

The issuer had 75,534,285 shares of common stock issued and outstanding as of May 20, 2014.

KONARED CORPORATION

ii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

KONARED CORPORATION
BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$211,017	$213,156
Accounts receivable	176,219	26,422
Inventory, net of inventory allowance	649,670	390,127
Prepaid expenses	16,000	7,500
Other current assets	28,500	3,500
TOTAL CURRENT ASSETS	1,081,406	640,705

TOTAL ASSETS	$1,081,406	$640,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$176,052	$275,475
Unearned revenue	7,688	1,482
TOTAL CURRENT LIABILITIES	183,740	276,957

TOTAL LIABILITIES	$183,740	$276,957

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred shares, 10,000 shares with par value $0.001 authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013.	—	—
Common shares, 877,500,000 shares with par value $0.001 authorized; 75,057,576 and 72,366,667 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	75,058	72,367
Additional paid in capital	14,184,679	11,969,774
Stock payable	40,000	—
Accumulated Deficit	(13,402,071)	(11,678,393)
TOTAL STOCKHOLDERS' EQUITY	897,666	363,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,081,406	$640,705

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

REVENUE:
Product sales	$406,288	$200,818
Cost of Goods Sold	336,187	111,903
GROSS MARGIN	70,101	88,915

OPERATING EXPENSES:
Research and development	3,300	8,477
Advertising and marketing	185,087	26,100
General and administrative expenses	1,644,046	257,439
Total operating expenses	1,832,433	292,016

Loss from operations	(1,723,678)	(149,849)

OTHER INCOME:
License fees	—	49,000
Shipping and delivery	38,654	4,252
TOTAL OTHER INCOME	38,654	53,252

Net Loss	$(1,723,678)	$(149,849)

Basic and diluted loss per common share	$(0.02)	$(0.00)

Basic and diluted weighted average shares outstanding	72,580,067	64,361,000

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

			Additional
	Common Stock		Paid In		Accumulated
	Shares	Amount	Capital	Stock Payable	Deficit	Total

Opening balance, January 1, 2013	64,350,423	64,350	7,037,834	—	(7,766,115)	(663,931)

Common shares issued by SITC for cash	300,953	140,000	—	—	—	140,000
Common shares issued by SITC for services	61,750	39,550	—	—	—	39,550
Common shares issued by SITC to pay related party accounts payable	91,667	27,500	—	—	—	27,500
Common shares issued by SITC to repay shareholder advances	314,800	94,440	—	—	—	94,440
Recapitalization adjustment relating to fiscal 2013 balances	(769,170)	(301,490)	292,179	—	—	(9,311)
Common shares cancellation, October 4, 2013	(38,700,423)	(38,700)	38,700	—	—	—
Common shares issued to SITC shareholders, October 4, 2013	42,750,000	42,750	(42,750)	—	—	—
Common shares issued for note conversion	1,111,111	1,111	498,889	—	—	500,000
Common shares issued for cash	2,855,556	2,856	1,282,144	—	—	1,285,000
Additional paid-in capital related to warrant issuance	—	—	1,861,803	—	—	1,861,803
Additional paid-in capital related to option grants	—	—	1,000,975	—	—	1,000,975
Net loss – year ended December 31, 2013	—	—	—	—	(3,912,278)	(3,912,278)
Balance – December 31, 2013	72,366,667	$72,367	$11,969,774	—	$(11,678,393)	$363,748
Additional paid-in capital related to option grants	—	—	563,051	—	—	563,051
Common shares issued for cash	1,818,182	1,818	998,182	—	—	1,000,000
Common shares issued for equity line commitment fee	872,727	873	653,672	—	—	654,545
Common shares payable for services	—	—	—	40,000	—	40,000
Net loss – period ended March 31, 2014	—	—	—	—	(1,723,678)	(1,723,678)
Balance – March 31, 2014	75,057,576	75,058	14,184,679	40,000	(13,402,071)	897,666

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

OPERATING ACTIVITIES:
Net loss	$(1,723,678)	$(149,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	654,545	—
Option grants expense	563,051	—
Stock based compensation	40,000	—
Changes in operating assets and liabilities:
Accounts receivable	(149,797)	(71,291)
Inventory	(259,543)	30,133
Other current assets	(25,000)	—
Prepaid expenses	(8,500)	—
Accounts payable and accrued liabilities	(85,529)	192,739
Accounts payable - related parties	—	(143,122)
Unearned revenue	(7,688)	—
NET CASH USED IN OPERATING ACTIVITIES	(1,002,139)	(141,390)

FINANCING ACTIVITIES:
Proceeds from term loan	—	3,863
Proceeds from line of credit	—	1,425
Payments on shareholder advances	—	(84,440)
Proceeds from issuance of common stock for cash	1,000,000	213,161
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000,000	134,009

NET INCREASE (DECREASE) IN CASH	(2,139)	(7,381)
CASH, Beginning of Period	213,156	7,381
CASH, End of Period	$211,017	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$	Nil	$	Nil

Income taxes paid		Nil		Nil

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Nature of Organization

KonaRed Corporation (“KonaRed”, "KonaRed Corporation", "us", “we”, the “Registrant”, or the “Company”) was incorporated in the State of Nevada on October 4, 2010 as TeamUpSport Inc. Prior to, and in anticipation of, closing of an asset purchase agreement (the "Asset Purchase Agreement") with Sandwich Isles Trading Co, Inc. ("SITC"), on September 9, 2013 our company effected a name change by merging with our wholly-owned Nevada subsidiary named “KonaRed Corporation” with our company as the surviving corporation under the new name “KonaRed Corporation”. SITC is a private company incorporated in Hawaii on August 22, 2008. On October 4, 2013, pursuant to the terms the Asset Purchase Agreement, we acquired from SITC substantially all of the assets, property and undertaking of the health beverage and food business operated under the name “KonaRed” which specialized in the production and marketing of beverages and supplements produced from the fruit of the coffee plant.

As a result of our acquisition of the Business from SITC, on October 4, 2013 we ceased to be a “Shell Company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Fiscal Year
These financial statements have been presented by the Company in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31st (prior to the Asset Agreement our fiscal year end was May 31st and upon execution of the Asset Purchase Agreement on October 4, 2013, our fiscal year end changed to December 31st.)

In connection with the closing of the Asset Purchase Agreement, we experienced a change of control, as our existing director resigned, new directors who were nominees of SITC were appointed to our board and SITC was issued shares that constituted 59.07% of our issued and outstanding shares of our common stock. Additionally, as a result of the acquisition, SITC’s management became our management. As a result, we have determined to treat the acquisition as a reverse recapitalization for accounting purposes, with SITC as the acquirer for accounting purposes. As such, these financial statements are based on the financial results of SITC, rather than that of TeamUpSport, Inc. prior to execution of the Asset Purchase Agreement.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance, and funds held in trust for the Company with its legal counsel, to be cash equivalents. Our total cash balances were $211,017 and $213,156 as of March 31, 2014 and December 31, 2013, respectively. Cash equivalent components included in total cash were comprised of $nil as of March 31, 2014 and $nil as of December 31, 2013.

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. There were no write-offs and no allowance for doubtful accounts recorded for the three month period ended March 31, 2014. During the year ended December 31, 2013 there was no allowance for doubtful accounts recorded, and $14,322 of bad debt was written-off.

Inventories
Inventories are composed of raw materials and finished goods. Our inventory process begins when our Company takes possession of dried coffee fruit from coffee growers in Hawaii. We then ship the raw material to our California warehouse for storage and then send required quantities to subcontractors for value-added processing. This value-added processing consists of water based extraction whereby the dried coffee fruit is reduced to liquid extract. For our Company’s beverage production, the coffee fruit raw materials are sent to a 3rd party flavor house which makes the KonaRed concentrate. After we take receipt of the extracts they are shipped to our bottling vendors. The bottling vendors then add our proprietary extract to other ingredients and finish assembly of our finished goods which are primarily comprised of ready-to-drink 16 oz. and 32 oz. size drink products. Once the bottling process is complete, finished goods are shipped back to our Company’s warehouse and subsequently disseminated by us to either distributors or shipped directly to retailers

Inventories are valued at the lower of cost, as determined on an average basis, or market. Market value is determined by reference to selling prices at, or around, balance sheet date or by management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. If a valuation allowance is required, an offsetting entry is made which expenses the reserved inventory to cost of goods sold during the period in which the valuation was required. Subsequently, if this reserved inventory is used in future periods, an offset is entered to cost of goods sold which decreases cost of goods sold during that subsequent period. Costs of raw material and finished goods inventories include purchase and related costs incurred in bringing the products to their present location and condition. Labor, direct and indirect overhead, and the processing, bottling and shipping costs incurred during 3rd party manufacturing are factored into the costs of our inventories.

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

No liability for unrecognized tax benefits was recorded as of March 31, 2014 and March 31, 2013.

Stock Based Payments
We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. An exception to this method is our treatment of executive bonuses, which are expensed at time of grant. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using the treasury stock method; and convertible preferred stock and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company currently has options, warrants and convertible debt outstanding, and convertible preferred stock has been issued. Common stock equivalents pertaining to the options, warrants and convertible debt were not included in the computation of diluted net loss per common share in these financial statements because the effect would have been anti-dilutive due to the net losses for the periods ended March 31, 2014 and March 31, 2013.

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

Related parties
A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

The Company's Level 1 assets and liabilities consist of cash, accounts receivable, inventories net, of inventory allowance, prepaid expenses, other current assets, accounts payable and accrued liabilities, and unearned revenue. Pursuant to ASC 820, the fair value of these assets and liabilities is determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. We do not currently have any assets or liabilities which are classified under the criterion of Level 2 or Level 3.

Amounts in each Level include:
	As of March 31, 2014		As of December 31, 2013
Level 1		$1,265,146		$917,662
Level 2	$	nil	$	nil
Level 3	$	nil	$	nil

It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Advertising
Costs for advertising are expensed when incurred. The Company also incurs marketing expenses for product promotion which are included with advertising to form the advertising and marketing item in our statement of operations.

Recently Adopted Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception to March 31, 2014, the Company has incurred losses totaling $13,402,071. The net loss incurred for the period ended March 31, 2104 is $1,723,678. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. If necessary, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. To address these issues, on May 9, 2014 the Company began drawing on its $12 million equity and has raised $400,000 through sales under the Equity Line to date of this Report.

NOTE 4 – Inventory

Inventory includes raw materials and finished goods. Finished goods contain direct materials and other manufacturing costs charged directly by third party manufacturing vendors.

Inventory consists of the following:

	March 31, 2014	December 31, 2013

Raw materials	$240,522	$226,680
Finished goods	427,880	182,179
Inventory allowance	(18,732)	(18,732)
Total	$649,670	$390,127

The Company recognized $nil and $nil recovery in inventory allowance respectively for the periods ended March 31, 2014 and March 31, 2013.

During the three month period ended March 31, 2014 there were no changes to the inventory allowance and the balance for March 31, 2014 has been carried forward from the balance recorded for the year ended December 31, 2013. This inventory allowance of $18,732 is the net remaining amount of two raw materials items which were identified as being slow moving during the year ended December 31, 2012 and were reserved. These particular items subsequently also did not move during the year ended December 31, 2013. If such items are used in future production, they will be moved out of the inventory allowance.

NOTE 5 – Prepaids and Other Current Assets

Prepayments for the three months ended March 31, 2014 were comprised of a prepayments to two service providers totaling $16,000. Prepayments for the year ended December 31, 2013 were comprised of a prepayment to a service provider of $7,500.

Other current assets for the three months ended March 31, 2014 totaled $28,500 and were comprised of a rent deposit of $3,500 and a manufacturing deposit of $25,000. Other current assets for the year ended December 31, 2013 were comprised of a rent deposit of $3,500.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – Related Party Transactions

During the three months ended March 31, 2014, related party transactions included:

(1) Payment of $60,000 to a director who was our former Chief Scientific Officer as the final installment of the $120,000 buy-out of his contract negotiated during fiscal 2013.

(2) Issuance to a director of the Company of 750,000 options exercisable into 750,000 restricted shares of the Company's common stock at an exercise price of $0.81 per share. These options have a five year term, vested on grant date, and were recorded as compensation expense of $449,766 based on a Black-Scholes options pricing model valuation.

(3) Two amortization expense entries of $56,643 each were made regarding option grants of 1,000,000 options each (exercisable into 1,000,000 shares each) which were granted to a director and to our CEO during fiscal 2013, but which may vest under certain conditions during fiscal 2014.

(4) Our CEO received $30,000 in salary for the three months ended March 31,2014.

(5) Our prior CFO received compensation of $23,175 for the three months ended March 31,2014; and our new CFO received $nil compensation as CFO prior to April 1, 2014.

(6) A signing bonus expense for 50,000 shares at a price of $0.80 per share, for aggregate compensation of $40,000, was recorded as a stock payable commitment to our new CFO as of March 19, 2014.

At March 31, 2014 the Company had related party accounts payable of $nil; at December 31, 2013 the Company had related party accounts payable of $60,000.

NOTE 7 – Equity

Our authorized capital stock consists of 877,500,000 shares of common stock, with a par value of $0.001 per share. We are also authorized to issue 10,000 shares of preferred stock at a par value of 0.001, of which there are no preferred shares issued and outstanding. The holders of common stock have dividend rights, liquidation rights and voting rights of one vote for each share of common stock. As of March 31, 2014, there were 75,057,576 shares of our common stock issued and outstanding.

On September 9, 2013, we effected a 13.5 to one forward stock split of our authorized and outstanding common stock. As a result, our authorized shares of the common stock capital increased from 65,000,000 shares of common stock with a par value of $0.001 to 877,500,000 shares of common stock with a par value of $0.001 and our previously issued and outstanding 4,766,698 shares of common stock increased to 64,350,423 shares of common stock issued and outstanding. All share amounts issued have been adjusted to reflect the 13.5 to one forward stock split.

Prior to the execution of the Asset Agreement we had 64,350,423 shares of common stock issued and outstanding.

In connection with the closing of the Asset Purchase Agreement a former president and director of our company agreed to and returned 38,700,423 shares (2,866,698 pre-split shares) of our common stock to the treasury of our Company for cancellation without consideration effective October 4, 2013.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – Equity (continued)

On October 4, 2013 we issued an aggregate of 42,750,000 shares of our common stock to SITC in connection with the closing of the Asset Purchase Agreement. Because these shares were issued as part of a reverse takeover of a Shell Company, these shares are presently classified as restricted shares.

In connection with the closing of the Asset Agreement, effective October 4, 2013 we completed a non-brokered private placement with a creditor for sale of 1,777,778 shares of our common stock at a price $0.45 per share for gross proceeds of $800,000. And, also effective October 4, 2013 we issued 1,111,111 shares of our common stock to this same creditor at a price of $0.45 per share upon conversion of a secured note for proceeds of $500,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in offshore transactions relying on Regulation S and/or Section 4(a)(2) of the 1933 Act.

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

Material Share Sale Agreement:
As reported in a current report on Form 8-K filed February 5, 2014, on February 3, 2014, we entered into a purchase agreement (the “Purchase Agreement”) with  an Illinois limited liability company (the "Investor"), pursuant to which we have the right to sell to the Investor of up to $12,000,000 in shares of our common stock, subject to certain limitations set forth in the Purchase Agreement.

On February 3, 2014, we also entered into a registration rights agreement with the Investor (the “Registration Rights Agreement”), pursuant to which we are required to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) registering the sale of the shares of our common stock issued and issuable to the Investor pursuant to the Purchase Agreement.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – Equity (continued)

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

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. the Investor has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares of common stock.  In consideration for entering into the Purchase Agreement, we issued to the Investor 872,727 shares of our common stock as a commitment fee (the “Commitment Shares”) and may issue up to 218,182 additional shares per the terms of the Purchase Agreement. The initial 872,727 commitment shares were valued on February 3, 2014, date of issuance, at $0.75 per share, for an aggregate cost of $654,545, based on the closing market price on that date. The Commitment Shares have been issued in reliance on an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, and will be registered for sale on the Registration Statement. The Purchase Agreement may be terminated by us at any time at our discretion without any monetary cost to us.  Actual sales of shares of common stock to the Investor under the Purchase Agreement will depend on a variety of factors to be determined by our company from time to time, including (among others) market conditions, the trading price of our common stock and determinations by us as to available and appropriate sources of funding for our company and its operations.

On March 19, 2014, we commited to pay our new CFO a signing bonus of 50,000 shares at a price of $0.80 per share, for aggregate compensation of $40,000. This amount was recorded Stock Payable as of March 31, 2014.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – Equity (continued)

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – Equity (continued)

Warrants (continued)

The following table summarizes the Company’s warrant activity for the periods ended March 31, 2014 and December 31, 2013:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Intrinsic Value**

October 4, 2013 - Grant to consultant	2,888,888	0.65	4.76	0.12
October 17, 2013 - Granted with Units	77,778	0.65	4.80	0.12
November 21, 2013 - Granted with Units	1,000,000	0.65	4.89	0.12
Outstanding at December 31, 2013	5,803,666	$0.67	3.40	$0.10
January 12, 2014 - Expiration of warrants previously granted to creditor	(1,837,000)	-	-	-
January 27, 2014 - Granted with Units	1,818,182	0.65	5.93	0.05
Outstanding at March 31, 2014	5,784,848	$0.65	4.98	$0.05

*	(remaining term as of March 31, 2013)
**	(intrinsic value based on the closing share price of $0.70 on March 31, 2014)

Options

On November 25, 2013, the Company issued 250,000 options to purchase 250,000 restricted shares of the Company's common stock to a consultant for services rendered. The options vested immediately in full, have a three year term, and are exercisable at $0.70 per share.

On December 12, 2013, the Company adopted an incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan allows for the issuance of up to 11,000,000 options to acquire 11,000,000 restricted shares of the Company's common stock, with a maximum exercise period of ten years, to be granted to eligible employees, officers, directors, and consultants. During the year ended December 31, 2013, the Company granted 3,000,000 options to officers and directors.

On January 7, 2014, we issued to a director of the Company 750,000 options exercisable into 750,000 restricted shares of the Company's common stock at an exercise price of $0.81 per share. These options have a five year term, vested on grant date, and were recorded as compensation expense of $449,766 based on a Black-Scholes options pricing model valuation.

During the three month period ended March 31, 2104, two amortization expense entries of $56,643 each were made regarding option grants of 1,000,000 options each (exercisable into 1,000,000 shares each) which were granted to a director and to our CEO during fiscal 2013, but which may vest under certain conditions during fiscal 2014.

The expenses of the options issuances, based on Black-Scholes valuations have been credited to Additional Paid-In Capital on the Balance Sheet.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – Equity (continued)

The fair value of the options granted were calculated on the date of grant using a Black-Scholes option pricing model with the following assumptions :

GRANTEES	Vesting	Risk free rate	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price

Consultant	Immediate on November 25, 2013	0.57%	0.0%	3 years	344.2%	1.5 years	$0.70	$0.72
CFO (former)	Immediate on December 12, 2013	1.55%	0.0%	5 years	422.2%	1.5 years	$0.74	$0.74
CEO	On October 4, 2013 if stock price is above $1.00 per share	0.51%*	0.0%	2 years*	144.0%*	2.5 years	$0.45	$0.74
CSO (former)	On October 4, 2013 if stock price is above $1.00 per share	0.51%*	0.0%	2 years*	144.0%*	2.5 years	$0.45	$0.74
Director	Immediate on January 7, 2014	1.69%	0.0%	2 years	142.0%	2.5 years	$0.81	$0.81

*	(as adjusted during the three month period ended March 31, 2014)

A summary of changes in outstanding stock options for the period ended March 31, 2014 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Intrinsic Value**

Outstanding at December 31, 2013	3,250,000	$0.56	4.54	$0.14
January 7, 2014 – Grant to director	750,000	0.81	4.77	Nil
Outstanding at December 31, 2013	4,000,000	$0.61	4.58	$0.09

*	(remaining term as of March 31, 2014)
**	(intrinsic value based on the closing share price of $0.70 on March 31, 2014)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – Equity (continued)

The following table summarizes information about the options outstanding at March 31, 2014:

	Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**		Weighted Average Remaining Contractual Life (years)*

$0.45	2,000,000	$0.45	$0.32	4.95	Nil	Nil	$	Nil	Nil
$0.70	250,000	$0.70	$0.07	2.90	250,000	$0.70		$0.00	2.90
$0.74	1,000,000	$0.74	$0.03	4.95	1,000,000	$0.74		$0.00	4.95
$0.81	750,000	$0.81	$0.00	4.95	750,000	$0.81		$0.00	4.95
Totals	4,000,000	$0.61	$0.09	4.58	2,000,000	$0.76		$0.00	4.58

*	(remaining term as of March 31, 2014)
**	(intrinsic value based on the closing share price of $0.70 on March 31, 2014)

NOTE 8 – Commitments and Contingencies

Leases

Our company shares a two-year lease for a 10,000 square foot facility in San Clemente, California, with Malie, Inc., (“Malie”) a beauty and spa products company owned by our CEO Shaun Roberts and his spouse Dana Roberts. For the three month period ended March 31, 2014, our Company paid a total $21,801, or $7,267 per month, of the total lease expense of $27,801, or $9,267 per month. For the year ended December 31, 2013 our Company paid a total of $87,204, $7,267 per month, of the total lease expense of $111,204, or $9,267 per month. Prior to the May 31, 2014 expiry date of the lease, on March 17, 2013, Malie & the Company extended the lease for an additional 24 month term to May 31, 2016 and committed to total lease payments of: (i) 9,812 for June 1, 2014 to May 31,2015; and (ii) $10,139 for June 1, 2015 to May 31, 2016. The Company's portion of payments under the extended term are: (i) 7,539 for June 1, 2014 to May 31,2015; and (ii) $7,790 for June 1, 2015 to May 31, 2016.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Commitments and Contingencies (continued)

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

Senior Convertible Note
In connection with the License Agreement and other agreements disclosed in the current report on Form 8-K, on January 28, 2014, in the event that we determine, at our option, that we wish to have regularly scheduled License Fee payments treated as debt, the balance we determine will be recorded under a senior convertible note which we issued  VDF. To current date, there have not been any scheduled payments due per the terms of the License Agreement and therefore any such decision to treat such payments as debt has not been required. The creation of a balance on the Senior Convertible Note is a provision incorporated in the License Agreement,  wherein we have promised to pay VDF, or its registered and permitted assigns, the principal, being an amount equal to the sum of (i) the aggregate amount of accrued and unpaid designated alternative minimum payments (as set out in the License Agreement) at such time, plus (ii) the aggregate amount of payment in kind interest allowable pursuant to the convertible note. Pursuant to the convertible note, the maturity is December 31, 2018 unless (i) the senior convertible note is accelerated pursuant to an event of default or (ii) the License Agreement is terminated and all accrued and unpaid obligations under the senior convertible note have been paid. Interest on the convertible note is 7% per annum, subject to adjustment for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Commitments and Contingencies (continued)

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

Warrant
On January 28, 2014, we issued VDF a warrant (the "VDF Warrant") entitling VDF, from any time after the occurrence of a Warrant Exercise Event until the fifteenth anniversary of the issuance of the VDF Warrant, to purchase from our company, shares of our common stock representing ten percent (10%) of our fully diluted outstanding shares of common stock at a purchase price of $0.001 per share. No circumstances have yet occurred which classify as a Warrant Exercise Event and therefore there is no right in place for VDF to exercise the VDF Warrant.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

NOTE 9 – Subsequent Events

Subsequent to the period ended March 31, 2014, we have raised $300,000 through sales of 476,709 common shares under the Equity Line.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain information included herein contains forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934. These sections provide that the safe harbor for forward looking statements does not apply to statements made in initial public offerings. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-Q and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) continued development of business opportunities; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our business plans; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission.

Overview

KonaRed Corporation (hereinafter Konared Corporation may be referred to: "KonaRed Corporation", "KonaRed", "We”, “Us”, the “Registrant”, or the “Company”) was incorporated as TeamUpSport Inc.on October 4, 2010 in the state of Nevada. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings. The Company was organized under the name TeamUpSports Inc. and on September 9, 2013 entered into an agreement (the "Asset Purchase Agreement") to acquire the assets of Sandwich Isles Trading Co, Inc. ("SITC"). SITC was incorporated in the State of Hawaii on August 22, 2008 and its operations, which we have taken over, include the business of distributing, marketing and selling for retail sale beverage and other products produced from the fruit of the coffee plant.

As part of its revised business plans, the Company: amended its articles of incorporation to change its name from TeamUpSport Inc. to KonaRed Corporation; executed a 13.5 to one forward stock split of the authorized, and issued and outstanding shares of its common stock; and changed its year-end from May 31st to December 31st. The financial statements included in this Form 10-Q Report reflect the re-statement of data from prior periods so as to conform to the revised shares amounts and the new year-end cycle. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States.

The Company’s common stock is publicly traded on the Over-the-Counter Bulletin Board stock market ('OTCBB') under the symbol: KRED.

Description of Business

Principal Products

Our principal product is our premium coffee fruit wellness drink, KonaRed Antioxidant Juice, offered to retail consumers.  Previously discarded as a byproduct of coffee production, the fruit surrounding the coffee seed or bean has been recognized as a powerful anti-oxidant.

Our company’s consumer products line consists of the following proprietary formulations:

16 oz. KonaRed Original Antioxidant Juice (2 servings)
Our company’s flagship beverage, the 16 oz. superfruit drink has experienced widespread placement in cold juice coolers in a myriad of major establishments.

10.5 oz. KonaRed Original Antioxidant Juice (1 serving)
Our 10.5 oz. is now being featured at a number of establishments in lieu of the standard 16 oz.

10.5 oz. KonaRed Antioxidant (1 serving) Additional Flavor Combinations Including Organic Green Tea and Coconut Water
In total we offer 3 different beverages in the 10.5oz size: Original Hawaiian Coffeeberry, Hawaiian Coffeeberry with Organic Green Tea, and Hawaiian Coffeeberry with Coconut Water.

Other Products

The following products extensions were also added during early 2014 and are now available in several major chains in Hawaii, and at select locations of Vitamin Shoppe nationwide:

●	KonaRed On-the-Go Packs (15 per box)
●	KonaRed Hawaiian Superfruit Powder (100% soluble coffee fruit powder)

Operations, Facilities and Distribution Method for Our Products

Our company uses a prototypical outsourcing business model, utilizing third parties for the bulk of our non-core business operations, such as manufacturing and coffee fruit extraction, while maintaining in-house control of our critical marketing, product development and warehousing and shipping functions. Exceptions to this approach have included our company’s coffee fruit initial extraction facility on Maui, Hawaii which facilitated the creation of important protocols for optimal drying and extraction of the fruit. Early stage research and development (“R&D”) was also performed at a Maui facility as management focused from inception on the science behind the brand. As we grew we required larger production capacity and our Maui facility was shut down in March 2013.

When we gained full confidence that we had developed the necessary processing and manufacturing intellectual property (“IP”) with respect to processing and manufacturing our base ingredient (the coffee fruit), we transitioned our coffee fruit extraction to contract manufacturers. To ensure this tactical change was seamless, we initially moved a portion of the extraction to a California-based contract manufacturer within close proximity of our warehousing operation, which is now where all extraction takes place.

Based on a cost-benefit analysis and the successful initial beverage roll-out in the west coast market, we also determined that warehousing and shipping functions were more efficiently handled in-house. Therefore in June 2012, our company entered into a shared two-year lease for a 10,000 square foot facility in San Clemente, California, which also houses inventory for Malie, Inc., (“Malie”) a beauty and spa products company owned by our Company’s founders, Dana and Shaun Roberts.

Supply and Distribution for Our Product

Our company’s ability to secure exclusive Kona-based and other Hawaiian coffee fruit has elevated the stature of the home grown brand image and allows our company to operate without constraints in the supply chain far out into the future. We have been successful in securing a number of agreements (Greenwell Farms and JavaPlant) structured as 5-year arrangements containing roll-over provisions. The foregoing agreements generally provide that so long as our company purchases raw material from the supplier, the supplier is obligated to provide raw material exclusively to our company. Our company’s principal supplier is Greenwell Farms, Inc., a Hawaii corporation. We recently renewed our Raw Material Acquisition Agreement with Greenwell Farms, whereby Greenwell Farms continued to agree that it would be an exclusive supplier of raw material so long as we purchase raw material from Greenwell Farms.

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
Exemplifying an extremely efficient Ingredient Division operating model, our company takes possession of the dried coffee fruit from the grower, ships the raw material to our San Clemente warehouse for storage, subsequently sending required quantities to subcontractors for value-added processing. The value-added processing consists of water based extraction whereby the dried coffee fruit is reduced to liquid extract, which processing generally takes approximately 24 hours to complete.

For our company’s beverage production, the coffee fruit finished goods are sent to a 3rd party flavor house which makes the KonaRed concentrate and then ships it to our company’s bottling vendors. Notably, we own the proprietary beverage formulas. Pallets of the ready-to-drink 16 oz. and 10.5 oz. SKUs are then shipped back to our company’s warehouse and disseminated to either distributors or shipped directly to retailers.

Fiscal 2014 Expansion of Distribution via Splash Beverages

To expand our distribution throughout the United States, on April 22, 2014, we entered into two agreements with the Splash Beverages Group, Inc.  Key terms of the first agreement, the Distribution Agreement, are as follows:

-	We granted to Splash an exclusive right to distribute our consumer beverage products within the Territory (which is defined as the United States and its territories);

-
Splash agreed to market all of our beverages, including but not limited to KonaRed® Hawaiian Superfruit Original 10.5oz, KonaRed® Hawaiian Superfruit with Organic Green Tea 10.5oz, and KonaRed® Hawaiian Superfruit with Coconut Water 10.5oz. The parties may agree to later add additional products produced by our company by mutual written consent of the parties;

-	The Distribution Agreement has a term of five (5) years;

-
Splash agreed that it will not directly or indirectly distribute or sell our products outside of the Territory, including to any party Splash has reasonable basis to believe will distribute or sell our products outside of the Territory. We agreed that we will not directly or indirectly distribute or sell our products inside the Territory, including to any party we have reasonable basis to believe will distribute or sell our products inside the Territory. We also agreed to transfer all sales and distribution accounts to Splash (e.g. Walmart, Vitamin Shoppe) within six (6) months of the agreement. In addition, any sales by our company within the Territory will count towards the sales goals set forth in the agreement as if Splash had made those sales itself;

-
All our products will be sold to Splash at our most preferred standard wholesale prices as currently fixed by our company for wholesale trade, and as may be adjusted by our company from time to time at our sole discretion; and

-	Splash shall be eligible to earn vested equity in the form of restricted common shares of our company upon successfully meeting certain sales performance goals.

Key terms of the second agreement, the Sales and Marketing Services Agreement, are as follows:

-
Separate and apart from any information or advice which Splash may provide to our company as contemplated within the scope of the Distribution Agreement, Splash will provide us with information and advice so as to determine strategies and methods to increase our sales within the Territory; and

-	The Sales and Marketing Services Agreement has a term of five (5) years;

Market and Sales and Marketing

We believe our company has established a frontrunner position in the coffee fruit category, boasting a series of retail entrees within 18 months of product launch. Setting out to first establish the upstart coffee fruit sector on our home turf in Hawaii, visible placement has in turn spawned similar opportunities across the United States, representing an expanding presence with iconic industry players. Our company’s eastward expansion is now underway in addition to a strategy of targeting additional sales avenues, including the restaurant and hospitality space and the pursuit of international prospects in Japan, Korea and China.

Sales Strategy

Facilitating our sales efforts through the use of beverage and natural foods distributors, our company has been able to benefit from the highly entrenched positions occupied by these firms in the retail industry. In contrast, certain chains like WalMart and Vitamin Shoppe mandate direct shipments from the consumer product provider. Management has also retained manufacturers’ sales representatives in working to calibrate its overall sales efforts. During the roll-out, management has learned the importance of supporting its distributor network with internal sales personnel “on the ground.” Particularly for an emerging product, merchandising follow-up, dialog with store managers and coordination of promotions and pricing are critical in maintaining brand momentum. Our company has also deployed demos extensively in its early stages and has found a linear connection between demos and sales traction, particularly at the introduction stage in new venues. Demos are often outsourced to specialists in the field and have represented a major expenditure for the business, although demo expense ratios are planned to decrease from previous product launch levels.

Our company has employed co-op advertising and special promotions in conjunction with its retail partners when deemed appropriate in its brand building efforts. To date, no slotting fees have been paid. A slotting fee is an amount paid by the manufacturer to the retailer for making room on its retail shelf for the product. It should be noted that our flagship beverage pricing levels have already been adjusted by our management to reflect the current pricing dynamics fostered by recent industry consolidation. Specifically, the entrance of leading beverage monoliths into the functional beverage category has tightened pricing but also created a vibrant mergers and acquisitions environment for emerging brands like KonaRed. Recent industry deals include:

●	Coca Cola acquired Zico Coconut Water in January 2014;
●	Pepsi acquired a majority stake in O.N.E. Coconut Water in April 2012;
●	InBev has made a series of investments in Sambazon (in August 2012, December 2011, and December 2008); and
●	InBev has also made a series of investments in Vita Coco in May 2012 and December 2010.

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

In summary, our sales expansion priorities comprise: (1) expansion of wholesale distribution; (2) retail chain success; (3) growth of direct to retail sales; and (4) growth of direct to consumer sales.

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
We’re now working toward forming collaborations with industry veterans to enable us to achieve the milestones described below in an efficient and timely manner:

Three Months
●	Execute distribution contract for nationwide United States distribution in three of our five distribution channels.
●	Launch 10 additional new DSD distributors.
●	Ship to one additional major retail customer (defined as 500 locations or more) through a ship direct distribution relationship.
●	Expand into one additional major market with a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe Distributors (“KeHe”).
●	Launch two new consumer beverages including KonaRed Coconut Water and KonaRed Green Tea.

Six Months
(in addition to aforementioned objectives)
●	Launch 10 additional new DSD distributors.
●	Ship to one additional major retail customer (defined as 500 locations or more) through a ship direct distribution relationship.
●	Expand into one additional major market with a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe.
●	Launch two new consumer KonaRed products including ‘on the go packs’ and 100 percent water soluble coffee fruit powder.

Nine Months
(in addition to aforementioned objectives)
●	Launch 10 additional new DSD distributors.
●	Ship to one additional major retail customer (defined as 500 locations or more) through a ship direct distribution relationship.
●	Expand into one additional major market with a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe.
●	Ship re-orders on DSD distributors signed in the first quarter.
●	Harvest 2014 coffee fruit crop.

Twelve Months
(in addition to aforementioned objectives)
●	Launch 10 additional new DSD distributors.
●	Ship to one additional major retail customer (defined as 500 locations or more) through a ship direct distribution relationship.
●	Expand into one additional major market with a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe.
●	Ship re-orders on DSD distributors signed in the second quarter.

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
Our product will compete generally with all liquid refreshments, including numerous specialty beverages, such as: SoBe; Snapple; Arizona; Vitamin Water; Gatorade; and Powerade. We will compete directly with other consumer products participants in the nascent coffee fruit sector including Bai5 and SoZo Coffeeberry. As we are still a relatively new business and we have modest revenues, we believe that we are a small company in the general liquid refreshments market and health liquid refreshment market.

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

Partnership Initiative with VDF FutureCeuticals Inc.

To the mutual satisfaction of the parties, on January 28, 2014 we settled a patent dispute which had been pending since 2011 with VDF FutureCeuticals Inc. (“VDF”) by forming a partnership with VDF.

VDF is a major biotech and ingredient supplier and owner of the patent-protected CoffeeBerry® coffee fruit technology, a proprietary set of agricultural and industrial processes and a line of unique ingredients. VDF’s patents and processes capture the same potent nutrition inherent in coffee fruit which had formed the basis of two provisional patent applications made by KonaRed based on the proprietary research and development which had been fully developed by KonaRed.

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

Research and Development Costs During the Last Two Years

KonaRed has maintained a modest R&D effort over fiscal years 2013 and 2012, having spent approximately $18,710 and $34,850, respectively.

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

As in any research and development program, further investigation and study is required. Whether KonaRed’s beverage ultimately proves to be a useful CME supplement, and does so without negative effectives, and whether the promotion of CME proves to have therapeutic effects on humans, is unknown.  To the extent our Company has funds available for research and development, management intends to pursue this line of research and investigation on a limited basis.

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

Employees

In addition to Shaun Roberts, who is our President, Chief Executive Officer and a Director, John Dawe, who is our Chief Financial Officer, Secretary & Treasurer, and Michael Halsey, who is our Vice President and Chief Operating Officer, we currently employ 6 full time employees whom all work in the United States. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

Description of Property

Our corporate office is located at 2829 Ala Kalanikaumaka St., Suite F-133 Koloa, HI 96756. This leased property consists of approximately 1,000 square feet of office space. Our warehouse and distribution center is located at 1101 Via Callejon - #200, San Clemente, California 92673 comprised of 2,558 square feet of office area and 8,344 square feet of warehouse area. Base rent is $9,811.80 per month with the term ending May 31, 2016. We pay a total of $7,537.25 per month with the remainder paid by Malie, Inc. We believe that the condition of our principal offices is satisfactory, suitable and adequate for our current needs.

At present the Company has no material property balances which are classified as assets under generally accepted accounting principles.

RECENT HIGHLIGHTS:

●	January 27, 2014 - Two Private Placements Raise $1,000,000 in New Capital
In addition, to securing it $12million Equity Line, in January 2014 we raised an additional $1,000,000 through two common shares & warrants private placements.

●	January 28, 2014 - VDF Patent Settlement & Formation of Co-operative Relationship

As referenced in detail above and in the Notes to Financial Statements included in this Form 10-Q, on January 28, 2014 we came to a mutually beneficial resolution with VDF FutureCeuticals Inc. ('VDF') regarding a patent dispute. This resolution has formed a new co-operative relationship between KonaRed and VDF which we expect will provide substantial value over the coming years.

●	March 19, 2014 - Bill Van Dyke Appointed as New Director
Bill Van Dyke has been the chairman and CEO of B&D Nutritional Ingredients since 2003. As the founder, Bill has been the pivotal force behind B&D’s development into a full-service, North American sales and marketing company. His sales and marketing career in the dietary supplement industry spans more than 20 years. As the Council for Responsible Nutrition’s 2000-2002 Chairman, Bill has served on numerous committees throughout his 20-year involvement with CRN. Bill has also served on the board of directors for other industry organizations.

●	March 19, 2014 - John Dawe Hired as Chief Financial Officer, Secretary & Treasurer
John Dawe brings more than 30 years of financial, business and executive level experience. He has served as CEO, vice president of finance and treasurer for finance related entities and created and maintained accounting and reporting systems for U.S.publicly traded companies. In 1983 Mr. Dawe received his B.Comm degree from the University of British Columbia; and in 1988 earned the designation of Chartered Financial Analyst. He has profitably managed a financial asset portfolio of over $1 billion and his management experience with U.S. start-up corporations spans the last 14 years.

●	April 22, 2014 - Distribution and Sales & Marketing Services Agreements put in place with Splash Beverages Group

As referenced in detail above, on April 22, 2014 we engaged industry leader Splash Beverages Group to expand our distribution networks and provide us with sales and marketing services which we expect will greatly benefit the KonaRed brand.

●	April 22, 2014 - Nutritional Industry Giant The Vitamin Shoppe begins carrying KonaRed products in select Vitamin Shoppe locations in 37 states across the U.S.

This product rollout includes KonaRed On-the-Go Packets and 100% Hawaiian Coffeeberry in 150 Gram Tubs. The Vitamin Shoppe conducts business through more than 640 company-operated retail stores under The Vitamin Shoppe, Super Supplements and Vitapath retail banners, and through its website.

●	May 1, 2014 - Mike Halsey Hired as Vice President and Chief Operating Officer
Retail industry veteran Mike Halsey is the newest addition to our management team and is responsible for overseeing, developing, and managing the strategic direction for the day-to-day operations of KonaRed. Over the last twenty years, Mr. Halsey has held various leadership positions with both BestBuy and Target stores, serving as Global Retail Supply Chain/OMNI Channel Director for Best Buy's Western Region where he was responsible for the operational efficiency, inventory management and assortment performance for locations throughout the Mid-West, West Coast and Hawaii.

●	May 9, 2014 - New Capital Begins Flowing from $12 Million Equity Line
As referenced in detail above and in the Notes to Financial Statements included in this Form 10-Q, on May 9, 2014 our $12 million equity line with Lincoln Park Capital LLC ('LPC) formally came online. Between May 9, 2014 and May 20, 2014, the filing date of this report, we have raised $400,000 through sales of stock to LPC under the equity line.

Progress of KonaRed Operations

After the completion of our merger, KonaRed has set out to redesign our website at www.konared.com, launching a Subscription Service to better serve our loyal customers. A cleaner, easier to use website, it is clear the message is getting to our customers as sales and traffic have shown a steady increase over the last 60 days.

We introduced our new 10.5oz single serving size in our original flavor and have begun shipping to our distributors.  In addition, we have begun shipping our new formulas, KonaRed Original Coffeeberry with Organic Green Tea, and Hawaiian Coffeeberry with Coconut Water.

We recently launched our On-the-Go Packs and our 100% Hawaiian Coffeeberry Powder. In addition to the formulas, we have designed new packaging for the On-the-Go Packs and Powder in a Tub. Packaging was accompanied by new art design. Both products were launched in the 2nd Quarter of 2014. The launch of these new products accompany new distribution agreements to service this nutritional market segment.

KonaRed's Original Hawaiian Superfruit Antioxidant Juice was selected to be featured in Kroger's "Taste of Tomorrow" program, a platform for emerging beverage brands. KonaRed was introduced to the Kroger network during the month of October 2013 in King Soopers, a supermarket brand in the Rocky Mountains owned by The Kroger Company, whose other food chains include Ralphs, Dillons Food Stores, and Harris Teeter, among others.

In the retail market for two years, KonaRed continues to be showcased as an innovative product, high in antioxidants and sourced from the red ripe coffee fruit grown in Kona, Hawaii.  The Kroger Company has recognized KonaRed Hawaiian Superfruit Antioxidant Juice as a leader in innovation.

Mr. Mathis Martines, Sr. Category Manager of Innovation at The Kroger Company, stated, “Coffee fruit is an untapped and powerful source of antioxidants. It’s one of the most potent sources that exist. We are pleased to be able to offer to our King Soopers' shoppers the opportunity to try KonaRed, one of the pioneers in health and wellness beverages."

KonaRed announced that is has officially launched its Hawaiian Superfruit Beverages in two 16oz. SKUs (Original and Lite) with retailers across Canada. KonaRed is now listed in over 180 stores and can be found in major natural retail outlets including Whole Foods Market, Choices Markets, Planet Organic and numerous other independent grocery stores and chains.

Driving the growth in Canada are Zach Wilczewski, the Director of Sales, and the team of BM2 Brand Management, one of Canada's leading natural food brokers. KonaRed's distribution network is rapidly expanding to cover the growing demand. In Western Canada, stores and businesses can now purchase product at wholesale through Horizon Distributors and UNFI West. In the Toronto region, KonaRed is available through Corwin Distributors.

KonaRed Corporation signed an agreement in October 2013 with Verdi Consultants, headed by Aida Aragon, a seasoned sales, marketing, and brand management executive with more than 15 years experience, including work in the sports beverage and supplement industries. She has played a pivotal role in executing successful store roll outs in specialty stores, as well as in food and drug mass retail outlets. Ms. Aragon has worked with such well-known companies as EAS, GNC, Gold’s Gym, Cytopsport, Nutrition53, and Lumina Health Products, helping to increase sales and brand awareness.

Science Update

KonaRed continues to push forward on the science behind the Coffee Fruit. Resulting from our study on the effects of coffee fruit on inflammation and boosting immunity, we announced positive results for the effect of coffee fruit on anti-inflammation, immunostimulatory and antiviral effects of coffee fruit at the 15th International Congress of Immunology held in Milan, Italy on August 22 to 27, 2013.

Researchers from the Universidad Peruana Cayetano Heredia, Department of Cellular and Molecular Sciences, Lima, Peru, led by Dr. Jose L. Aguilar presented the research paper "Anti-inflammatory, Immunostimulatory and Antiviral effects of Coffee fruit (Coffea arabica)" and concluded "CFE showed anti-inflammatory properties on cellular and humoral levels supported by histological techniques. CFE decreased the secretion of pro-inflammatory cytokines such us IL6, TNFα and also MCP-1, thus diminishing cellular infiltration. Conversely, under viral simulation, CFE stimulated T cell proliferation and increased the percentage and activated cytotoxic T cells. Therefore, these results could attribute coffee fruit immunomodulatory and antiviral properties."

These results were presented at the annual conference of the International Congress of Immunology held in Milan Italy and demonstrate the efficaciousness of the active ingredients in KonaRed the Hawaiian Superfruit Antioxidant Wellness Beverage sold throughout Hawaii and select US markets.

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of our Company during the three month periods ended March 31, 2014 and March 31, 2013.

A summary is as follows:
	Three Months ended March 31, 2014	Three Months ended March 31, 2013

Product sales	$406,288	$200,818
Cost of goods sold	(336,187)	(111,903)
GROSS MARGIN	70,101	88,915
Other income	38,654	53,252
Operating expenses	(1,832,433)	(292,016)
Loss from operations	(1,723,678)	(149,849)
NET LOSS	$(1,723,678)	$(149,849)

Product Sales

During the three month period ended March 31, 2014 we recorded product sales of $406,288 compared with product sales of $200,818 for the three month period ended March 31, 2013. This represents an increase in comparative quarterly sales of 102%. The period over period increase was due to: (i) the success of our initiatives to raise new capital to support increased production; and (ii) our expansion of product distribution through the addition of customers such as Walmart.

Cost of Goods Sold

As referenced in our Description of Business above, our production is based on an outsourcing business model which utilizes third parties for the bulk of our non-core business operations, such as manufacturing and coffee fruit extraction. The primary component of our cost of goods sold relates to costing the finished goods which are drawn from our inventory when sold. These finished goods primarily include bottles of our coffee beverages in various container and lot sizes which have been manufactured in a staged process for us by third parties and delivered to our warehouse for distribution. Costing is done on applying specific unit sales to unit product costs based on the costs per unit recorded in our inventory system. Costs per unit in the inventory system include per unit manufacturing charges from outsource manufacturers.

During the three month period ended March 31, 2014 cost of goods sold ('COGS') were $336,187, or 83% of sales, compared with $111,903 for the three month period ended March 31, 2013, or 56% of sales. We attribute the relative increase in COGS for the current period to rush processing fees which were required to meet high demand from new major clients.

The primary cost of goods sold components for the three months ended March 31, 2014 versus the three month period ended March 31,2013 were as follows: (i) manufacturing costs, which includes both in-house and outsourced manufacturing related costs, totaled $267,136 versus $86,782; (ii) packaging totaled $5,790 versus $924; (iii) customer shipping which totaled $45,417 versus $25,960; and (iv) inventory delivery which totaled $19,420 versus $5,571.

Other Income

During the three month period ended March 31, 2014 we recorded other income of $38,654 compared with other income of $53,252 for the three month period ended March 31, 2013, which represent a percentage decrease of 27%. Other income is comprised of license fees for the use of our trademark, and shipping and delivery charges income. The period over period decrease was primarily due to non-recurring income of $49,000 of license fees being earned during the prior fiscal 2013, which did not recur in the period ended March 31, 2014.

Expenses

Our operating expenses are classified into three categories:

- Research and development
- Advertising and marketing
- General and administrative expenses

Research and Development

Research and development costs decreased by 61% to $3,300 for the three month period ended March 31, 2014, compared with $8,477 for the comparative period ended March 31, 2013. The decreases in research and development costs were attributable to our suspension of expenditures in this area pending implementation of cooperative R&D efforts with VDF FutureCeuticals, Inc. per the terms of the agreements we executed with VDF in January 2014.

Advertising and Marketing

Advertising and marketing costs increased by 609% to $185,087 for the three months ended March 31, 2014, compared with $26,100 for the comparative period ended March 31, 2013. This substantial planned increase was primarily attributable to our increased use of free samples in grocery stores. Free samples accounted for $73,206 of expenses during the current quarter, versus $11,337 incurred in the prior comparative period. Additionally, fees paid to increase our brand exposure accounted for $39,424 during the period ended March 31, 2014 versus $nil for the comparative period ended March 31, 2013; and advertising, public relations, and graphic design each accounted for $15,341, $16,111 and $18,125, respectively, for the three months ended March 31, 2014 versus $345, $nil and$2,377, respectively, for the comparative three months ended March 31,2013.

General and Administrative

General and administrative costs increased by 539% to $1,644,046 for the three month period ended March 31, 2014, compared with $257,439 for the three month period ended March 31, 2013. $1,268,048 or 77%, of general and administrative costs recorded for the current period were due to the non-cash expensing of stock issued for underwriter fees, and options and stock issuances to directors and officers. This compared to $nil for such items in the prior comparative period. Within the balance of $375,998 of expenses paid in cash during the current period, there was an increase in legal fees to $73,580, versus $4,609 during the prior comparative period. In the current period, legal expenses primarily related to: (a) filing of a series of Form 8-Ks ('Super 8-Ks') to report Form 10 information to shareholders regarding our transition from being a Shell Company to regular SEC reporting status; (b) settlement of our patent dispute with VDF; and (c) negotiation of our $12 million Equity Line with Lincoln Park Capital and the filing with the SEC of a Form S-1, and amendments thereto, to bring the Equity Line into being.

With respect to other expenses, for the comparative periods ended March 31, 2014 versus March 31, 2013: (i) payroll, consulting & management fees, excluding the non-cash expenses, totaled $203,411 versus $185,766, an increase of 9%; (ii) audit fees increased to $25,655 from $nil; (iii) rent & warehousing costs totaled $23,818 versus $23,951; and (iv) travel expenses increased to $22,454 versus $7,463, an increase of 200%.

Net Loss

Our net loss for the three months ended March 31, 2014 was $1,723,678, or $0.02 per share, compared to $149,849 for the three months ended March 31, 2013, or 0.00 per share.

Liquidity and Capital Resources

Our financial position as at March 31, 2014 and December 31, 2013 was as follows:

Net Working Capital
	As of March 31, 2014	As of December 31, 2013

Current Assets	$1,081,406	$640,705
Current Liabilities	183,740	276,957
Net Working Capital (Deficit)	$897,666	$363,748

As of March 31, 2014 we had cash on hand of $211,017, accounts receivable of $176,219, net inventory of 649,670, prepaid expenses of $16,000; and other current assets of $28,500. This compares with cash of $213,156, accounts receivable of $26,422, net inventory of $309,127, prepaid expenses of $7,500, and other current assets of $3,500 for the comparable period ended December 31, 2013.

Our net working capital increased from a balance of $363,748 at December 31, 2013 to a balance of $897,666 at March 31, 2014. This significant increase in working capital was supported by our private placement of $1,000,000 of equity comprised of common shares and warrants in January 2014. At present, we estimate our $12 million Equity Line, which was formalized on May 8, 2014 after the SEC deemed our Form S-1 filing Effective, will supply sufficient resources during the coming twelve months to fund our strategic plans. We also report that to current date we have raised $400,000 through drawdown of our Equity Line.

Cash Flows
	Three Months ended March 31, 2014	Three Months ended March 31, 2013

Net cash (used) by Operating Activities	$(1,002,139)	$(141,390)
Net cash provided/(used) in Investing Activities	-	-
Net cash provided by Financing Activities	1,000,000	134,009
Increase (decrease) in Cash during the Period	(2,139)	(7,381)
Cash, beginning of period	213,156	7,381
Cash, end of period	$211,017	$-

Comparative figures for Net cash (used) by Operating Activities is comprised of the net loss of $1,723,678 for the three month period ended March 31, 2014 versus the net loss $149,849 for the prior period in 2013, and also includes non-cash add-backs of: (i) stock issued for services of $654,545 versus $nil, respectively; (ii) options grant expense of $563,051 versus $nil, respectively; and (iii) stock based compensation expense of $40,000 versus $nil, respectively. Additionally, Net cash (used) by Operating Activities includes cash changes comprised of: (i) an increase in accounts receivable of $149,797 versus $71,291, respectively; (ii) a recorded increase in inventory of $259,543 versus a drawdown of $30,133, respectively; (iii) an increase in other assets of $25,000 versus $nil change, respectively; (iv) an increase in prepaid expenses of $8,500 versus $nil change, respectively; (v) a decrease in accounts payable and accrued liabilities of $85,529 versus an increase of these items of $192,739, respectively; and (vi) an increase in deferred unearned revenue of $7,688 versus $nil change, respectively.

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements at March 31, 2014 or December 31, 2013 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets. There can be no assurance that we will successfully address such risks, expenses and difficulties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE FLUCTUATION RISK

Our reporting currency is United States Dollars. Our transactions are primarily conducted in US$ but may also include transactions in other currencies. Foreign currency rate fluctuations may have a material impact on the Company’s financial reporting. These fluctuations may have positive or negative impacts on the results of operations of the Company.

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are not effective in reaching that level of assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. However, on March 19, 2014, Mrs. Dana Roberts resigned her positions as Chief Financial Officer and Secretary & Treasurer and Mr. John Dawe was appointed to these positions.

Change of Independent Registered Public Accounting Firm

On March 26, 2014, the company engaged M&K CPAS PLLC, (‘M&K’) an independent registered public accounting firm, as the Company’s new principal independent accountant and accordingly dismissed A&C that same day. The Company had not previously consulted with M&K regarding any accounting, or auditing matters.

A&C’s audit report on the financial statements of the Company for the year ended December 31, 2013 did not did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to the substantial doubt about our ability to continue as a going concern.

During the fiscal year ended December 31, 2013 and in the subsequent interim period through the date of resignation, there were no disagreements, resolved or not, with A&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreement(s), if not resolved to the satisfaction of A&C, would have caused A&C to make reference to the subject matter of the disagreement(s) in connection with its report.

During the Company’s fiscal year ended December 31, 2013 and in the subsequent interim period through the date of resignation, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

Our Company provided A&C with a copy of the foregoing disclosures and requested that A&C furnish our Company with a letter addressed to the SEC stating whether or not it agrees with the above statements.  A copy of such letter is filed as Exhibit 16.1 to our Current Report on Form 8-K filed March 27, 2014.

During the Company’s fiscal years ended December 31, 2013 and December 31, 2012 and in the subsequent interim period through the date of appointment, we have not consulted with M&K regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has M&K provided to us a written report or oral advice that M&K concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, we have not consulted with M&K regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

The decision to change our principal independent accountant and engage M&K was reviewed and approved by the board of directors of our Company.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material, active, or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our officer and director, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related To Our Business

We have a limited operating history which makes it difficult to evaluate our company or future operations.

Sandwich Isles, which operated our business prior to closing of the asset purchase agreement on October 4, 2013, was incorporated on August 22, 2008, and our company was incorporated on October 4, 2010, and we have only recently begun producing and distributing our products, and do not have a significant operating history with which investors can evaluate our business. Our ability to successfully develop our products, and to realize consistent, meaningful revenues and profit has not been established and cannot be assured. For us to achieve success, our products must receive broader market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation. If our products are not widely accepted by the market, our business may fail.
Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues, manage development costs and expenses, and compete successfully with our direct and indirect competitors.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the manufacturing, development, production, marketing, and sales of our products. As a result, we may not generate significant revenues in the future. Failure to generate significant revenues in near future may cause us to suspend or cease activities.

These circumstances have lead our independent registered public accounting firm to comment about our company’s ability to continue as a going concern in their audit opinion, which is filed within our Annual Report on Form 10-K for the year ended December 31, 2013. Management’s primary funding strategy is to raise additional capital through a public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.

We rely on our President & CEO for management of our operations and the loss of this key individual could have an adverse effect on our company

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

We will have to spend additional funds to produce, market and distribute our products. If we cannot raise sufficient capital, we may have to cease operations and you could lose your investment.

We will need additional funds to produce line extensions and expand our distribution and retail footprint. Even after we complete the proposed expansion of our product offerings, we will need to spend substantial funds on production, distribution, marketing and sales efforts, which is indicative of a consumer products company. For example, it is often customary when implementing a large retail chain to provide marketing support in the form of advertising, demos and samples.

There is no guarantee that sufficient sale levels will be achieved.

There is no guarantee that the expenditure of money on distribution and marketing efforts will translate into sales or sufficient sales to cover our expenses and result in profits. Consequently, there is a risk that you may lose all of your investment.

Our development, marketing, and sales activities are limited by our size.

Because we are a small company and do not have much capital, we must limit our product development, marketing, and sales activities. As such we may not be able to complete our production and business development program that is as thorough as we would like. If this becomes a reality, we may not ever generate sufficient revenue and you will lose your investment.

Changes in the nonalcoholic beverage business environment and retail landscape could adversely impact our financial results.

The nonalcoholic beverage business environment is rapidly evolving as a result of, among other things: changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the nonalcoholic beverage retail landscape is very dynamic and constantly evolving, not only in emerging and developing markets, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed markets, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If we are unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

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

We will compete directly with other consumer products participants in the nascent coffee fruit sector including Bai5 and SoZo Coffeeberry. These companies could bolster their position in the nascent coffee fruit sector through additional expenditure and promotion.

As a result of both direct and indirect competition, our ability to successfully distribute, market and sell our products, and to gain sufficient market share in the United States to realize profits may be limited, greatly diminished, or totally diminished, which may lead to partial or total loss of your investments in our company.

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

Our growth and profitability depends on the performance of third-parties and our relationships with them.

Our distribution network, including the Splash Beverage Group, and its success depend on the performance of various third parties but no specific third party in particular. Any non-performance or deficient performance by such parties may undermine our operations, profitability, and result in total loss to your investment. To distribute our product, we either ship directly to distributors and retailers or use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our product to consumers. The success of this network will depend on the performance of the Splash Beverage Group, various brokers, distributors and retailers of this network. There is a risk that the Splash Beverage Group or another broker, distributor, or retailer may refuse to or cease to market or carry our product. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our product in localities that may not be receptive to our product. Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sale activities. We also need to maintain good commercial relationships with third-party brokers, distributors and retails so that they will promote and carry our product. Any adverse consequences resulting from the performance of third-parties or our relationship with them could undermine our operations, profitability and may result in total loss of your investment.

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

We and our manufacturing partners will use water, the coffee fruit and other ingredients, and packaging materials for bottles such as plastic, aluminum and paper products. The prices for these ingredients, other raw materials and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our or our bottling partners’ ingredients, other raw materials and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect the affordability of our product and reduce sales.

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

We and our manufacturers intend to offer non-refillable, recyclable containers in the United States. Legal requirements have been enacted in various jurisdictions in the United States requiring that deposits or certain eco taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. Other proposals relating to beverage container deposits, recycling, eco tax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels in the United States. Consumers’ increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of such legislation or regulations. If these types of requirements are adopted and implemented on a large scale in the geographical regions in which we operate or intent to, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues or profitability.

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

Commitments we have entered into with VDF FutureCeuticals,Inc. may negatively impact the interests of our shareholders

On January 28, 2014, our company entered into a settlement agreement with VDF FutureCeuticals, Inc. and Sandwich Isles relating to certain claims made by each of the parties regarding certain intellectual property  and trademarks used in our business. In connection with the settlement agreement, we entered into a license agreement, senior convertible note, pledge and security agreement, share purchase warrant, registration rights agreement and investor rights agreement with VDF. Pursuant to the foregoing agreements: (i) in exchange for our ongoing compliance with minimum payments and royalties, VDF granted to our company a non-exclusive, non-transferable, non-sublicenseable license to use certain intellectual property and trademarks necessary for the operation of our business; (ii) we promised to make certain payments with such payments convertible into shares of our common stock and secured by our company’s property; (iii) VDF was granted the right to acquire shares of our common stock representing ten percent (10%) of our fully diluted outstanding shares of common stock at an nominal purchase price in the event our company achieves certain milestones; and (iv) we granted VDF certain other rights including, but not limited to, registration rights in respect of any common stock they currently own or may acquire in the future. As a result of the foregoing and additional covenants under the agreements, our company may suffer significant dilution in the future, we may lose some or all of our assets if VDF realizes on the security granted to them, we may incur significant costs in connection with the registration rights granted to VDF, our ability to raise equity or debt may be significantly impacted and our ability to conduct our business will be restricted due to the negative covenants in the various agreements.

Risks Related to our Stock and Public Reporting Requirements

Because some of our directors control a large percentage of our common stock, these persons have the ability to influence matters affecting our stockholders.

In connection with the closing of the Asset Purchase Agreement with Sandwich Isles, we experienced a change of control and new directors who were nominees of Sandwich Isles were appointed to our board and Sandwich Isles was issued 42,750,000 shares of our common stock, which currently represents over 50% of the issued and outstanding shares of our common stock. Shaun Roberts beneficially owns over 20% and Steven Schorr beneficially owns over 20% of the issued and outstanding shares of Sandwich Isles common stock and Shaun Roberts and Steven Schorr remain directors of Sandwich Isles; and are also both directors of our Company. As a result, Shaun Roberts and Steven Schorr, as directors of Sandwich Isles, indirectly exercise voting and dispositive power with respect to over 50% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares of common stock. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because their interest could result in management making decisions that are in the best interest of Sandwich Isles and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We expect to experience significant negative cash flow from operations for the foreseeable future and expect to require working capital to fund our operations. We cannot be certain that additional financing will be available on favorable terms when required, or at all. If we are unable to raise sufficient capital, or are unable to repay the debt, then we may cease operations, become insolvent, declare bankruptcy or be otherwise wound up, all of which may result in the loss of all or substantially all of the investment capital of the shareholders. We are authorized to issue up to 877,500,000 common shares and 10,000 preferred shares and as of March 31, 2014 had 72,075,576 common shares and no preferred shares outstanding. We have the authority to issue more shares, and to determine the rights, preferences and privileges of such shares, without the consent of any of our shareholders. If we raise additional funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of our common stock and those shareholders may experience dilution in the net tangible book value per share of their investment in our common shares.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”) operated by the Financial Industry Regulatory Authority ('FINRA') and the OTCQB ("OCTQB") operated by the OTC Markets Group. Trading in stock quoted on the OTCBB and other over the counter trading systems such as the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCBB and other over the counter trading systems do not benefit from the same type of Market-Maker trading systems utilized by stock exchanges such as the NYSE and AMEX and quotation systems such as the NASDAQ in which trading of a security is enhanced by to the presence of Market-Maker(s) who are dedicated to the trading of a particular listed company’s shares. Rather, on the OTCBB and other over the counter markets, there is no assurance that a bid/ask will be posted to facilitate trading of an over the counter listed issue at any particular point in time. As a result, trading of securities on the OTCBB and other over the counter systems is often more sporadic than the trading of securities listed on the NYSE, AMEX, NASDAQ or similar large stock exchanges or stock markets. Accordingly, shareholders may have difficulty selling their shares at any particular point in time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment of Articles of Incorporation(1)
3.2	Bylaws(1)
31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)   Filed as an exhibit to a registration statement on Form S-1 filed August 22, 2011 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONARED CORPORATION

/s/ Shaun Roberts	Dated:	May 20, 2014
Shaun Roberts
President & CEO

/s/ John Dawe	Dated:	May 20, 2014
John Dawe
Chief Financial Officer,
Secretary & Treasurer