Form 10-Q
period 2014-06-30
KonaRed Corp
filed 2014-08-01
CIK 1527355

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

Commission File # 000-55208

KONARED CORPORATION
 (Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

99-0366971
(IRS Employer Identification Number)

2829 Ala Kalanikaumaka Street, Suite F-133
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

The issuer had 77,792,776 shares of common stock issued and outstanding as of July 31, 2014.

KONARED CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

KONARED CORPORATION
BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$447,832	$213,156
Accounts receivable	316,633	26,422
Inventory, net of inventory allowance	657,031	390,127
Prepaid expenses	4,665	7,500
Other current assets	3,500	3,500
TOTAL CURRENT ASSETS	1,429,661	640,705

OTHER ASSETS
Fixed assets	$5,976	$—
TOTAL OTHER ASSETS	5,976	—

TOTAL ASSETS	$1,435,637	$640,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$220,315	$275,475
Unearned revenue	6,280	1,482
TOTAL CURRENT LIABILITIES	226,595	276,957

TOTAL LIABILITIES	$226,595	$276,957

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred shares, 10,000 shares with par value $0.001 authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013.	—	—
Common shares, 877,500,000 shares with par value $0.001 authorized; 77,380,296 and 72,366,667 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	77,381	72,367
Additional paid in capital	15,010,096	11,969,774
Accumulated Deficit	(13,878,435)	(11,678,393)
TOTAL STOCKHOLDERS' EQUITY	1,209,042	363,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,435,637	$640,705

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

REVENUE:
Product sales	$436,674	$476,978	$842,962	$677,796
Shipping and delivery	37,976	7,484	76,630	11,736
Net sales	474,650	484,462	919,592	689,532

Cost of Goods Sold	407,723	267,196	743,910	379,099
GROSS MARGIN	66,927	217,266	175,682	310,433

OPERATING EXPENSES:
Research and development	—	7,849	3,300	16,326
Advertising and marketing	276,818	5,346	461,905	31,446
General and administrative expenses	921,018	320,693	1,910,519	578,132
Total operating expenses	1,197,836	333,888	2,375,724	625,904

Loss from operations	(1,130,909)	(116,622)	(2,200,042)	(315,471)

OTHER INCOME:
License fees	—	—	—	49,000
TOTAL OTHER INCOME	—	—	—	49,000

Net Loss	$(1,130,909)	$(116,622)	$(2,200,042)	$(266,471)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Basic and diluted weighted average shares outstanding	75,931,279	64,350,423	75,521,701	64,350,423

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Opening balance, January 1, 2013	64,350,423	64,350	7,037,834	(7,766,115)	(663,931)

Common shares issued by SITC for cash	300,953	140,000	—	—	140,000
Common shares issued by SITC for services	61,750	39,550	—	—	39,550
Common shares issued by SITC to pay related party accounts payable	91,667	27,500	—	—	27,500
Common shares issued by SITC to repay shareholder advances	314,800	94,440	—	—	94,440
Recapitalization adjustment relating to fiscal 2013 balances	(769,170)	(301,490)	292,179	—	(9,311)
Common shares cancellation, October 4, 2013	(38,700,423)	(38,700)	38,700	—	—
Common shares issued to SITC shareholders, October 4, 2013	42,750,000	42,750	(42,750)	—	—
Common shares issued for note conversion	1,111,111	1,111	498,889	—	500,000
Common shares issued for cash	2,855,556	2,856	1,282,144	—	1,285,000
Additional paid-in capital related to warrant issuance	—	—	1,861,803	—	1,861,803
Additional paid-in capital related to option grants	—	—	1,000,975	—	1,000,975
Net loss – year ended December 31, 2013	—	—	—	(3,912,278)	(3,912,278)
Balance – December 31, 2013	72,366,667	$72,367	$11,969,774	$(11,678,393)	$363,748
Additional paid-in capital related to option grants	—	—	676,336	—	676,336
Common shares issued for cash	1,818,182	1,818	998,182	—	1,000,000
Common shares issued for equity line underwriting fees	890,907	891	(891)	—	—
Common shares issued under equity line	1,729,540	1,730	998,270	—	1,000,000
Common shares issued as compensation	575,000	575	368,425	—	369,000
Net loss – period ended June 30, 2014	—	—	—	(2,220,042)	(2,220,042)
Balance – June 30, 2014	77,380,296	77,381	15,010,096	(13,878,435)	1,209,042

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

OPERATING ACTIVITIES:
Net loss	$(2,200,042)	$(266,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Option grants expense	676,336	—
Stock based compensation	369,000	43,225
Changes in operating assets and liabilities:
Accounts receivable	(290,211)	(308,908)
Inventory	(266,904)	(40,712)
Prepaid expenses	2,835	—
Accounts payable and accrued liabilities	(55,160)	(47,001)
Accounts payable - related parties	—	92,025
Unearned revenue	4,798	—
NET CASH USED IN OPERATING ACTIVITIES	(1,759,348)	(527,842)

INVESTING ACTIVITIES:
Purchase of fixed assets	(5,976)	—
NET CASH USED BY INVESTING ACTIVITIES	(5,976)	—

FINANCING ACTIVITIES:
Proceeds from term loan	—	500,000
Proceeds from line of credit	—	—
Proceeds from shareholder advances	—	14,500
Payments on shareholder advances	—	(14,500)
Proceeds from issuance of common stock for cash	2,000,000	140,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,000,000	640,000

NET INCREASE (DECREASE) IN CASH	234,676	112,158
CASH, Beginning of Period	213,156	7,383
CASH, End of Period	$447,832	$119,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Interest paid	$	Nil	$1,485
Income taxes paid		Nil	Nil

NON CASH INVESTING AND FINANCING ACTIVITIES
	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Common shares issued to settle related party payables and shareholder advances	$	Nil	$121,940
Common shares issued as underwriting fees		891	Nil

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

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Fiscal Year

These financial statements have been presented by the Company in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31st (prior to the Asset Purchase Agreement our fiscal year end was May 31st and upon execution of the Asset Purchase Agreement on October 4, 2013, our fiscal year end changed to December 31st.)

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

Financial Instruments
The Company’s financial instruments consist principally of cash, accounts receivable, inventory, and accounts payable. The Company believes that the recorded values of all of these financial instruments approximate their current fair values because of the short term nature and respective maturity dates or durations.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance, and funds held in trust for the Company with its legal counsel, to be cash equivalents. Our total cash balances were $447,832 and $213,156 as of June 30, 2014 and December 31, 2013, respectively. Cash equivalent components included in total cash were comprised of $nil as of June 30, 2014 and $nil as of December 31, 2013.

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. There were no write-offs and no allowance for doubtful accounts recorded for the three and six month periods ended June 30, 2014. During the year ended December 31, 2013 there was no allowance for doubtful accounts recorded, and $14,322 of bad debt was written-off.

Inventories
Inventories are composed of raw materials and finished goods. Our inventory process begins when our Company takes possession of dried coffee fruit from coffee growers in Hawaii. We then ship the raw material to our California warehouse for storage and then send required quantities to subcontractors for value-added processing. This value-added processing consists of water based extraction whereby the dried coffee fruit is reduced to liquid extract. For our Company’s beverage production, the coffee fruit raw materials are sent to a 3rd party flavor house which makes the KonaRed concentrate. After we take receipt of the extracts they are shipped to our bottling vendors. The bottling vendors then add our proprietary extract to other ingredients and finish assembly of our finished goods which are primarily comprised of ready-to-drink 10.5 oz. and 16 oz. size drink products. Once the bottling process is complete, finished goods are shipped back to our Company’s warehouse, or to a 3rd party shipping facility, and subsequently are disseminated to either distributors or shipped directly to retailers

Inventories are valued at the lower of cost, as determined on an average basis, or market value. Market value is determined by reference to selling prices at, or around, balance sheet date or by management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. If a valuation allowance is required, an offsetting entry is made which expenses the reserved inventory to cost of goods sold during the period in which the valuation was required. Subsequently, if this reserved inventory is used in future periods, an offset is entered to cost of goods sold which decreases cost of goods sold during that subsequent period. Costs of raw material and finished goods inventories include purchase and related costs incurred in bringing the products to their present location and condition. Labor, direct and indirect overhead, and the processing, bottling and shipping costs incurred during 3rd party manufacturing are factored into the costs of our inventories.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Revenue Recognition
Sales revenue consists of amounts earned from customers through the sales of its finished products via wholesale and direct online retail channels. Sales revenue is recognized when persuasive evidence of an arrangement exists, price is fixed or determinable, title to and risk of loss for the product has passed, which is generally when the products are received by the customers, and collectability is reasonably assured. Customers accept goods FOB shipping point. Goods are sold on a final sale basis and in the normal course of business the Company does not accept sales returns. In exceptional circumstances when negotiated, sales returns which are accepted goods are returned to inventory and deducted from sales revenue.

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

No liability for unrecognized tax benefits was recorded as of June 30, 2014 and June 30, 2013.

Stock Based Payments
We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. An exception to this method is our treatment of board and executive bonuses, which are expensed at time of grant. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered.

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using the treasury stock method; and convertible preferred stock and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company currently has options and warrants outstanding. Common stock equivalents pertaining to the options and warrants were not included in the computation of diluted net loss per common share in these financial statements because the effect would have been anti-dilutive due to the net losses for the periods ended June 30, 2014 and June 30, 2013.

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

Amounts in each Level include:

	As of June 30, 2014	As of December 31, 2013
Level 1	$1,656,256	$917,662
Level 2	$nil	$nil
Level 3	$nil	$nil

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

Fixed Assets

Fixed assets are recorded at cost. Amortization is calculated on a straight line method over the estimated useful lives of the various assets as follows:

ASSET	Amortization Term

Furniture, fixture and equipment	5 years

Because all fixed assets were purchased late in the second quarter, no amortization is recorded for the current period ended June 30, 2014.

Maintenance and repairs will be expensed as incurred while renewals and betterments will be capitalized.

Recently Adopted Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception to June 30, 2014, the Company has incurred losses totaling $13,878,435. The net loss incurred for the six month period ended June 30, 2104 is $2,200,042. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. If necessary, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. To address these issues, the Company is drawing on its Equity Line and has raised $1,000,000 through sales under the Equity Line to June 30, 2014, and $200,000 subsequent to period end.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – Inventory

Inventory includes raw materials and finished goods. Finished goods contain direct materials and other manufacturing costs charged directly by third party manufacturing vendors.

Inventory consists of the following:

	June 30, 2014	December 31, 2013

Raw materials	$143,154	$226,680
Finished goods	513,877	182,179
Inventory allowance	—	(18,732)
Total	$657,031	$390,127

The Company recognized $nil and $nil recovery in inventory allowance respectively for the periods ended June 30, 2014 and June 30, 2013.

During the three month period ended June 30, 2014, management performed a comprehensive review of inventory and disposed of, and wrote-off to cost of goods sold, a net balance of $48,854 of obsolete and expired stock. This write-off included $18,732 of inventory which had been reserved in prior periods. As of June 30, 2014, the Company had $nil of reserved inventory and all inventory was valued at full cost.

The inventory allowance of $18,732 at December 31, 2013 was comprised of the net remaining amount of two raw materials items which were identified as being slow moving during the year ended December 31, 2012 and were reserved. These particular items subsequently did not move during the year ended December 31, 2013. As stated above, this inventory was determined to be obsolete and was fully written off during the three month period ended June 30, 2014.

NOTE 5 – Prepaid Expenses and Other Current Assets

Prepayments for the three months ended June 30, 2014 were comprised of prepayments to two service providers totaling $4,665. Prepayments for the year ended December 31, 2013 were comprised of a prepayment to a service provider of $7,500.

Other current assets for the three months ended June 30, 2014 totaled $3,500 and were comprised of a rent deposit of $3,500. Other current assets for the year ended December 31, 2013 were comprised of a rent deposit of $3,500.

NOTE 6 – Fixed Assets

Fixed assets for the three months ended June 30, 2014 were comprised of furniture and warehouse fixtures totaling $5,976. There was no balance of fixed assets recorded for the year ended December 31, 2013.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – Related Party Transactions

During the six months ended June 30, 2014, related party transactions included:

(1) Payment of $60,000 to a director who was our former Chief Scientific Officer as the final installment of the $120,000 buy-out of his contract negotiated during fiscal 2013.

(2) Our prior CFO received compensation of $23,175 for the three months ended March 31,2014

(3) Issuance to a director of the Company of 750,000 options exercisable into 750,000 restricted shares of the Company's common stock at an exercise price of $0.81 per share. These options have a five year term, vested on grant date, and were recorded as compensation expense of $449,766 based on a Black-Scholes options pricing model valuation.

(4) Amortization expense entries totaling $113,286 for the six month period ended June 31, 2014 were made regarding an option grant of 1,000,000 options exercisable into 1,000,000 shares which had been granted to a director during fiscal 2013. Although these options will only vest the Company's stock price increases to $1.00 per share on or after October 4, 2014, it is a requirement of generally accepted accounting principles ('GAAP') that these options must be amortized over the 'service period' prior to vesting. In the event that conditions are not met which trigger the vesting of the options, GAAP stipulates an add-back of these amortization costs should be executed.

(5) Amortization expense entries totaling $113,286 for the six month period ended June 31, 2014 were made regarding an option grant of 1,000,000 options exercisable into 1,000,000 shares which had been granted to our CEO during fiscal 2013. Although these options will only vest the Company's stock price increases to $1.00 per share on or after October 4, 2014, it is a requirement of generally accepted accounting principles ('GAAP') that these options must be amortized over the 'service period' prior to vesting. In the event that conditions are not met which trigger the vesting of the options, GAAP stipulates an add-back of these amortization costs should be executed.

(6) Our CEO; VP/COO; and CFO received $60,000; $24,167; and $28,790 respectively in salary during the six months ended March 31,2014.

(7) Our CFO received a signing bonus of 50,000 restricted shares during the six month period ended June 30, 3014. These shares were expensed at a cost of $0.80 per share on date of issuance, for aggregate compensation of $40,000.

(8) Our VP/COO received a signing bonus of 25,000 restricted shares during the six month period ended June 30, 3014. These shares were expensed at a cost of $0.62 per share on date of issuance, for aggregate compensation of $15,500.

(9) During the six month period ended June 30, 2014, the Company adopted a 'Form S-8 Plan' under which the Board and CEO were issued 500,000 registered common shares of the Company as compensation. Our CEO received 250,499 shares, and each of our three other Board members received 83,167 shares each. These shares were expensed at a cost of $0.627 per share on date of issuance, for aggregate compensation of $313,500.

At June 30, 2014 the Company had related party accounts payable of $nil; at December 31, 2013 the Company had related party accounts payable of $60,000.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Equity

Our authorized capital stock consists of 877,500,000 shares of common stock, with a par value of $0.001 per share. We are also authorized to issue 10,000 shares of preferred stock at a par value of 0.001, of which there are no preferred shares issued and outstanding. The holders of common stock have dividend rights, liquidation rights and voting rights of one vote for each share of common stock. As of June 30, 2014, there were 77,380,296 shares of our common stock issued and outstanding.

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

Prior to the execution of the Asset Purchase Agreement we had 64,350,423 shares of common stock issued and outstanding.

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

In connection with the closing of the Asset Purchase Agreement, effective October 4, 2013 we completed a non-brokered private placement with a creditor for sale of 1,777,778 shares of our common stock at a price $0.45 per share for gross proceeds of $800,000. And, also effective October 4, 2013 we issued 1,111,111 shares of our common stock to this same creditor at a price of $0.45 per share upon conversion of a secured note for proceeds of $500,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in offshore transactions relying on Regulation S and/or Section 4(a)(2) of the 1933 Act.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Equity (continued)

Equity Line:

As reported in a current report on Form 8-K filed February 5, 2014, on February 3, 2014, we entered into an Equity Line Agreement with  an Illinois limited liability company (the "Investor"), pursuant to which we have the right to sell to the Investor of up to $12,000,000 in shares of our common stock, subject to certain limitations set forth in the Equity Line Agreement.

On February 3, 2014, we also entered into a Registration Rights Agreement with the Investor, pursuant to which we are required to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) registering the sale of the shares of our common stock issued and issuable to the Investor pursuant to the Equity Line Agreement.

Under the Equity Line Agreement we have the right over a 30-month period to sell up to $12.0 million worth of shares of our common stock to the Investor, upon the terms set forth in the Equity Line Agreement. We may direct the Investor, at our sole discretion and subject to certain conditions, to purchase up to $100,000 worth of shares of our common stock on any single business day so long as at least one business day has passed since the most recent purchase, increasing up to a maximum of $500,000 per purchase, depending on the closing sale price of our common stock. Pursuant to the Equity Line Agreement, the purchase price of such common stock sold to the Investor is based on the prevailing market price of our common stock preceding the time of any such sale with our company knowing the exact price prior to making sales, if any, to the Investor and we control the timing and amount of sales, if any, of common stock to the Investor. There are no upper limits to the price the Investor may pay to purchase our common stock. No sales of common stock to the Investor may occur below a floor price as set forth in the Purchase Agreement. In addition, we may direct the Investor to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of our common stock is not below the threshold price as set forth in the Purchase Agreement.

Our sales of shares of common stock to the Investor under the Equity Line Agreement are limited to no more than the number of shares that would result in the beneficial ownership by the Investor and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of our common stock.

The Equity Line Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. the Investor has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares of common stock.  In consideration for entering into the Equity Line Agreement, we issued to the Investor 872,727 shares of our common stock as a commitment fee (the “Commitment Shares”) and may issue up to 218,182 additional shares per the terms of the Purchase Agreement. The initial 872,727 commitment shares were valued on February 3, 2014, date of issuance, at $0.75 per share, for an aggregate cost of $654,545, based on the closing market price on that date. The cost of this initial underwriting fee paid through a shares issuance and all subsequent per transaction underwriting fees paid via shares issuances have been debited to additional paid-in capital, each based on the market value of the underwriting fees on date of shares issuance. The total cost of underwriting fees during the period ended June 30, 2014 was $666,108. The Commitment Shares have been issued in reliance on an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, and were registered for sale under the Registration Statement. The Equity Line Agreement may be terminated by us at any time at our discretion without any monetary cost to us.  Actual sales of shares of common stock to the Investor under the Equity Line Agreement will

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Equity (continued)

depend on a variety of factors to be determined by our Company from time to time, including (among others) market conditions, the trading price of our common stock and determinations by us as to available and appropriate sources of funding for our Company and its operations.

During the six months ended June 30, 2014 we issued 1,729,540 shares under the Equity Line for aggregate proceeds of $1,000,001. Parallel to these issuances, we issued an additional 18,180 shares to the Investor as underwriting fees at a cost of $10,641.

On March 19, 2014, we committed to pay our new CFO a signing bonus of 50,000 shares at a price of $0.80 per share, for aggregate compensation of $40,000. This amount was recorded Stock Payable as of the period ended March 31, 2014 and was paid on April 14, 2014. These shares were issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 1, 2014, we issued 25,000 to our new VP/COO as a signing bonus at a price of $0.62 per share, for aggregate compensation of $15,500. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

During the six month period ended June 30, 2014, the Company adopted a 'Form S-8 Plan' under which the Board and CEO were issued 500,000 registered common shares of the Company as compensation. Our CEO received 250,499 shares, and each of our three other Board members received 83,167 shares each. These shares were expensed at a cost of $0.627 per share on date of issuance, for aggregate compensation of $313,500.

On May 22, 2014 KonaRed Corporation filed a Form S-8 Registration Statement to register a total of 4,000,000 shares with the SEC to be used for director, officer and employee compensation share issuances. An initial group of these shares (the "Award Shares") were then separately registered under the Securities Act, by filing on May 29, 2014 a Post-Effective amendment to the Form S-8 Registration Statement which contained a re-offer prospectus in reference to the Award Shares. Allocation of the Award Shares included: (i) a compensation bonus of 250,499 shares at a price of $0.627 per shares to our CEO; and (ii) 83,167 Award Shares to each of our three other directors at a price of $0.627 per share.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Equity (continued)

As consideration for assisting us in structuring the acquisition with Sandwich Isles, on October 4, 2013, we issued to a consultant 2,888,888 five-year warrants to purchase 2,888,888 shares of the Company's common stock, exercisable at $0.65 per share for a period of five years. On issuance date, the Company valued the warrants at $1,861,803 and recorded this non-cash expense. The fair value of the 2,888,888 warrants issued was calculated on the date of grant using a Black Scholes option pricing model with the following assumptions: (i) a risk-free interest rate of 1.40% based on the US 5 year Treasury bond yield on issuance date; (ii) a dividend yield of zero; (iii) a volatility factor of 429.1% based on the 5 year annualized daily closing price stock volatility of a group of comparable peer companies with 5 year trading histories; (iv) an exercise price of $0.65; and (v) an expected life of 1.5 years (which is the time during which the Company estimates the warrants will be exercised). The fair value method requires the cost of warrants to be expensed over the period in which they vest, which in the case of the warrants issued to this consultant was immediately as of grant date. The expense of the warrants issuance, based on the Black-Scholes valuations has been credited to Additional Paid-In Capital on the Balance Sheet.

Warrants (continued)

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

The following table summarizes the Company’s warrant activity for the periods ended June 30, 2014 and December 31, 2013:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Intrinsic Value**

October 4, 2013 - Grant to consultant	2,888,888	0.65	4.51	Nil
October 17, 2013 - Granted with Units	77,778	0.65	4.55	Nil
November 21, 2013 - Granted with Units	1,000,000	0.65	4.64	Nil
Outstanding at December 31, 2013	5,803,666	$0.67	3.15	$ Nil
January 12, 2014 - Expiration of warrants previously granted to creditor	(1,837,000)	-	-	-
January 27, 2014 - Granted with Units	1,818,182	0.65	5.68	Nil
Outstanding at June 30, 2014	5,784,848	$0.65	4.73	$ Nil

* (remaining term as of June 30, 2013)
**(intrinsic value based on the closing share price of $0.5475 on June 30, 2014)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Equity (continued)

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

At March 31, 2014 and at June 30, 2014, two amortization expense entries of $56,643 each were made regarding option grants of 1,000,000 options each (exercisable into 1,000,000 shares each) which were granted to a director and to our CEO during fiscal 2013, but which may vest under certain conditions during fiscal 2014. These amortization entries totaled $226,570 for the six month period ended June 30, 2014.

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
*(as adjusted at March 31, 2014)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Equity (continued)

A summary of changes in outstanding stock options for the period ended June 30, 2014 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Intrinsic Value**

Outstanding at December 31, 2013	3,250,000	$0.56	4.29	$	Nil

January 7, 2014 – Grant to director	750,000	0.81	4.52		Nil
Outstanding at December 31, 2013	4,000,000	$0.61	4.33	$	Nil

* (remaining term as of June 30, 2013)
**(intrinsic value based on the closing share price of $0.5475 on June 30, 2014)

The following table summarizes information about the options outstanding at June 30, 2014:

	Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*

$0.45	2,000,000	$0.45	$0.32	4.70	Nil	Nil	$Nil	Nil
$0.70	250,000	$0.70	$0.07	2.65	250,000	$0.70	$Nil	2.65
$0.74	1,000,000	$0.74	$0.03	4.70	1,000,000	$0.74	$Nil	4.70
$0.81	750,000	$0.81	$0.00	4.70	750,000	$0.81	$Nil	4.70

Totals	4,000,000	$0.61	$0.09	4.33	2,000,000	$0.76	$Nil	4.33
*  (remaining term as of June 30, 2013)
**(intrinsic value based on the closing share price of $0.5475 on June 30, 2014)

NOTE 9 – Commitments and Contingencies

Leases

Our company shares a two-year lease for a 10,000 square foot facility in San Clemente, California, with Malie, Inc., (“Malie”) a company owned by our CEO Shaun Roberts and his spouse Dana Roberts. For the six month period ended June 30, 2014, our Company paid a total $43,874 ($7,267 per month for January to May, 2014 plus $7,539 for June, 2014) of the total lease expense of $56,147 ($9,267 per month for January to May 2014 plus $9,812 for June, 2014).

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – Commitments and Contingencies (continued)

For the year ended December 31, 2013 our Company paid a total of $87,204, $7,267 per month, of the total lease expense of $111,204, or $9,267 per month. On March 17, 2013, Malie & the Company extended the lease for an additional 24 month term to May 31, 2016 and committed to total lease payments of: (i) $9,812 for June 1, 2014 to May 31,2015; and (ii) $10,139 for June 1, 2015 to May 31, 2016. The Company's portion of payments under the extended term are: (i) 7,539 for June 1, 2014 to May 31,2015; and (ii) $7,790 for June 1, 2015 to May 31, 2016.

Settlement of Patent Dispute

Settlement Agreement
As reported in a current report on Form 8-K filed February 3, 2014, on January 28, 2014, we entered into a settlement agreement (the "Settlement Agreement") with VDF FutureCeuticals, Inc. and Sandwich Isles Trading Co. Inc., d/b/a Kona Red, Inc., the company from which we acquired the KonaRed business on October 4, 2013, to: (i) settle claims asserted by and against the parties with respect to an action filed by VDF against Sandwich Isles; and (ii) resolve a petition for cancellation of certain trademark registrations filed by Sandwich Isles. Pursuant to the settlement agreement, the parties were required to cause their respective attorneys to jointly file voluntary dismissals with respect to the foregoing claim and petition for cancelation. VDF on the one hand, and Sandwich Isles and Kona Red Corporation on the other, released each other from liability arising or accruing prior to January 28, 2014 for past monetary damages for any patent infringements and all other claims that the parties brought or could have brought prior to January 28, 2014. In addition, Sandwich Isles and our company agreed that both parties will take all steps necessary to formally abandon all currently pending patent applications directed to coffee berries or coffee berry technology and cancel with prejudice all trademark proceedings.

License Agreement
In connection with the Settlement Agreement and other agreements, we entered into a coffee fruit patent license, Coffeeberry® trademark license and raw materials supply agreement on January 28, 2014 with VDF and Sandwich Isles (the "License Agreement").

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – Commitments and Contingencies (continued)

Senior Convertible Note
In connection with the License Agreement and other agreements entered on January 28, 2014, in the event that we determine, at our option, that we wish to have regularly scheduled License Fee payments treated as debt, the balance we determine this deferred amount should be will be recorded under a Senior Convertible Note which we have issued to VDF. To current date, there have not been any scheduled payments due per the terms of the License Agreement and therefore any such decision to treat such payments as debt has not been required.

The creation of a balance on the Senior Convertible Note is a provision incorporated in the License Agreement, wherein we have promised to pay VDF, or its registered and permitted assigns, the principal, being an amount equal to the sum of (i) the aggregate amount of accrued and unpaid designated Alternative Minimum Payments (as shown below) at such time, plus (ii) the aggregate amount of payment in kind interest allowable pursuant to the Senior Convertible Note. There is currently no balance accrued on the Senior Convertible Note.

The Alternative Minimum Payments are effectively the base license fee payments and are agreed to be made as follows:

	Three Month Period Ended	Due Date	Amount

1	June 30, 2014	August 14, 2014	$75,000
2	September 30, 2014	November 14, 2014	$75,000
3	December 31, 2014	February 14, 2015	$75,000
4	March 31, 2015	May 15, 2015	$75,000
5	June 30, 2015	August 14, 2015	$75,000
6	September 30, 2015	November 14, 2015	$75,000
7	December 31, 2015	February 14, 2016	$75,000
8	March 31, 2016	May 15, 2016	$75,000
9	June 30, 2016	August 14, 2016	$100,000
10	September 30, 2016	November 14, 2016	$100,000
11	December 31, 2016	February 14, 2017	$100,000
12	March 31, 2017	May 15, 2017	$100,000
13	June 30, 2017	August 14, 2017	$100,000
14	September 30, 2017	November 14, 2017	$100,000
15	December 31, 2017	February 14, 2018	$100,000
16	March 31, 2018	May 15, 2018	$100,000
17	June 30, 2018	August 14, 2018	$125,000
18	September 30, 2018	November 14, 2018	$125,000
19	December 31, 2018	February 14, 2019	$125,000
20	March 31, 2019	May 15, 2019	$125,000
21	Each quarter end thereafter	45 days after each quarter end	$150,000

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – Commitments and Contingencies (continued)

Pursuant to the Senior Convertible Note, the maturity is December 31, 2018 unless (i) the Senior Convertible Note is accelerated pursuant to an event of default or (ii) the License Agreement is terminated and all accrued and unpaid obligations under the Senior Convertible Note have been paid. Interest on the Senior Convertible Note is 7% per annum, subject to adjustment for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time.

At any time and at the option of VDF, any principal outstanding under the Senior Convertible Note shall be convertible in shares of our common stock at a conversion price of $0.65 per share. In the event there is an event of default, including but not limited to: (i) our failure to make a payment when due; (ii) any representation or warranty made by our company in connection with any agreement summarized in the current report on Form 8-K being untrue in any material respect; (iii) default by our company of any covenant of the Senior Convertible Note; and (iv) a change in control. Among other rights upon an event of default, if an event of default has occurred, the unpaid principal will bear interest at 12%, VDF may accelerate the maturity of the Senior Convertible Note and VDF is entitled to set-off rights.

Pursuant to the Senior Convertible Note: (i) VDF is also granted an adjustment to the conversion price right upon the issuance of shares of our common stock, stock options or other convertible securities; (ii) no indebtedness of our company shall rank senior to the payments due under the Senior Convertible Note unless prior written consent of VDF is obtained; and (iii) payments under the note is secured by the security agreement as described in the current report on Form 8-K. At present there are no conversion rights in existence because there is no principal balance accrued on the Senior Convertible Note.

Pledge and Security Agreement
In connection with the Senior Convertible Note and other agreements entered on January 28, 2014, we entered into a pledge and security agreement (the "Pledge and Security Agreement") with VDF, whereby we pledged, collaterally assigned and granted to VDF, a security interest in all of our right, title and interest, whether now owned or hereafter acquired, in and to our company’s property to secure the prompt and complete payment and performance of obligations existing under any of the agreements.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – Commitments and Contingencies (continued)

iii.
our Company maintains an aggregate market capitalization of our company’s outstanding capital stock of at least $125,000,000 for twenty (20) consecutive trading days based on the closing prices for the shares of our common stock as reported on the OTC Bulletin Board; or

iv.	our Company has a change of control as defined in the warrant.

Registration Rights Agreement
On January 28, 2014, we entered into a Registration Rights Agreement with VDF whereby we granted VDF or an assignee (permitted under the Registration Rights Agreement) demand registration rights and incidental registration rights with respect to: (i) any shares of our common stock issued upon conversion of the Senior Convertible Note; (ii) any shares of our common stock issued upon exercise of the VDF Warrant; and (iii) any shares of our common stock acquired by VDF or an assignee from our Company after the date of the Registration Rights Agreement upon exercise or conversion of other convertible securities that are acquired by VDF or an assignee from our Company after the date of the Registration Rights Agreement.

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

Investor Rights Agreement
On January 28, 2014, we entered into an investor rights agreement with VDF (the "Investor Rights Agreement"), whereby VDF has the right to designate that number of nominees to our board of directors such that the total number of directors designated by VDF is in proportion to its percentage ownership of the outstanding voting power of the company. From and after the date of the Investor Rights Agreement and until such time as: (i) the Senior Convertible Note has terminated; (ii) the VDF Warrant has terminated or been exercised; and (iii) VDF’s percentage interest is less than 1%, if VDF does not have a designee on our board of directors, VDF shall have the right to appoint one individual as a non-voting observer entitled to attend meetings of our board of directors.

Also pursuant to the Investor Rights Agreement, for so long as (i) the Senior Convertible Note remains outstanding, (ii) the VDF Warrant remains outstanding or (iii) VDF owns a percentage interest equal or greater to 10%, we require VDF’s consent before taking certain corporate actions, including, among others; (i) amending our constating documents; (ii) making any material change to the nature of our business; (iii) incurring indebtedness exceeding $7,500,000 at any one time outstanding; or (iv) declaring or paying dividends.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – Subsequent Events

Subsequent to the period ended June 30, 2014, we have raised $200,000 through the issuance of 412,480 common shares under our Equity Line.

It was management's assessment that there were no other events which should be classified as subsequent events for the period of these financial statements.

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

Overview

KonaRed Corporation (hereinafter Konared Corporation may be referred to: "KonaRed Corporation", "KonaRed", "We”, “Us”, the “Registrant”, or the “Company”) was incorporated on October 4, 2010 in the state of Nevada. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings. The Company was organized under the name TeamUpSports Inc. and on September 9, 2013 entered into an agreement (the "Asset Purchase Agreement") to acquire the assets of Sandwich Isles Trading Co, Inc. ("SITC"). SITC was incorporated in the State of Hawaii on August 22, 2008 and its operations, which we have taken over, include the business of distributing, marketing and selling for retail sale beverage and other products produced from the fruit of the coffee plant.

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

Description of Business

Principal Products

Our principal product is our premium coffee fruit wellness drink, KonaRed Antioxidant Juice, offered to retail consumers. Previously discarded as a byproduct of coffee production, the fruit surrounding the coffee seed (coffee bean) has been recognized as containing powerful anti-oxidants.

Our company’s consumer products line consists of the following proprietary formulations:

●	16 oz. KonaRed Original Antioxidant Juice (2 servings)
Our company’s flagship beverage, the 16 oz. superfruit drink enjoys widespread placement in cold juice coolers in a myriad of retail major establishments including 2100+ Walmart locations.

●	10.5 oz. KonaRed Original Antioxidant Juice (1 serving)
Our 10.5 oz. is also now also being featured at numerous retailers including Kroger locations.

●	10.5 oz. KonaRed Antioxidant (1 serving) Additional Flavor Combinations Including Organic Green Tea and Coconut Water
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

Use of Patents

A key element of our business is the License we have been provided by VDF FutureCeuticals Inc. which provides us with the use of VDF's coffee fruit patents and Coffeeberry® trademark license. The License Agreement has effectively formed a strategic alliance between KonaRed and VDF and eliminated competition and patent defense costs between the parties for rights to valuable proprietary R&D.

The License Agreement provides us with access to use of VDF's patents, as existing and/or modified in the future, along with the processes, products, methods, compositions and know-how developed by VDF related to the patented Coffee Cherry-related inventions, trade secrets and know-how.

Operations, Facilities and Distribution Method for Our Products

Our company uses an outsourcing business model based on utilizing third parties for the bulk of our non-core business operations, such as manufacturing and coffee fruit extraction, while maintaining in-house control of critical marketing, product development and warehousing/shipping functions.

Leveraging the early research and development (“R&D”) performed at our original Maui facilitywe developed the necessary processing and manufacturing intellectual property (“IP”) for processing and manufacturing our base ingredient - the coffee fruit. As we transitioned our coffee fruit extraction to contract manufacturers, we closed our Maui facility and moved extraction to a California-based contract manufacturer with close proximity of our San Clemente warehouse , which is comprised of a shared 10,000 square foot facility.

Supply and Distribution for Our Product

Our company’s ability to secure exclusive Kona-based and other Hawaiian coffee fruit has elevated the stature of the home grown brand image and allows our company to operate without constraints in the supply chain far out into the future. We have been successful in securing agreements  structured as 5-year arrangements containing roll-over provisions. These agreements are based on our commitment  to exclusively purchase coffee fruit from the supplier, and the supplier is obligated to provide coffee fruit exclusively to our company. Our company’s principal supplier of raw coffee fruit is Greenwell Farms, Inc., a Hawaii corporation.

We determine the amount of dried coffee fruit to purchase from our suppliers based on our annual sales forecasts and have historically been accurate at estimating supply quantities based on projected sales. Since the fruit surrounding the coffee bean was previously discarded as a byproduct of coffee production, such raw material has also remained readily available from coffee farms located in Hawaii and internationally. Therefore, although we currently have a principal supplier, in the event that we lose a principal supplier, we are confident that we would be able to ascertain raw material from other suppliers.
Our production process is based on our company taking possession of the dried coffee fruit from the grower, shipping the dried coffee fruit to our San Clemente warehouse for storage, and then subsequently sending required quantities to subcontractors for value-added processing. The value-added processing consists of water based extraction whereby the dried coffee fruit is reduced to liquid extract. This processing generally takes approximately 24 hours to complete.

For our company’s beverage production, the coffee fruit finished goods are sent to a 3rd party flavor house which makes the KonaRed concentrate and then ships it to our company’s bottling vendors. Notably, we own the proprietary beverage formulas. Pallets of the ready-to-drink 16 oz. and 10.5 oz.  product items (defined as "Stock-keeping Units", or "SKUs") are then shipped back to our company’s warehouse and disseminated to either distributors or shipped directly to retailers.

Fiscal 2014 Expansion of Distribution via Splash Beverages

To expand our distribution throughout the United States, on April 22, 2014, we entered into two agreements with the Splash Beverages Group, Inc. (`SBG`) Key terms of the first agreement, the Distribution Agreement, are as follows:

-	We granted to SBG the exclusive right to distribute our consumer beverage products within the United States and its territories (the `Territory);

-	SBG agreed to market all of our beverages, including but not limited to:

●	KonaRed® Hawaiian original Coffeeberry® Superfruit Juice - 16oz
●	KonaRed® Hawaiian original Coffeeberry® Superfruit Juice - 10.5oz
●	KonaRed® Hawaiian Coffeeberry® Superfruit Juice with Organic Green Tea - 10.5oz
●	KonaRed® Hawaiian Coffeeberry® Superfruit Juice with Coconut Water - 10.5oz.

and the parties may agree to later add additional products produced by our company by mutual written consent of the parties;

-
The Distribution Agreement has a term of five (5) years and SBG agreed it will not directly or indirectly distribute or sell our products outside of the Territory, including to any party SBG has reasonable basis to believe will distribute or sell our products outside of the Territory. We agreed that we will not directly or indirectly distribute or sell our products inside the Territory, including to any party we have reasonable basis to believe will distribute or sell our products inside the Territory. We also agreed to transfer all sales and distribution accounts to `SBG (e.g. Walmart, Vitamin Shoppe) by September 2014. In addition, any sales by our company within the Territory will count towards the sales goals set forth in the Distribution Agreement as if SBG had made those sales itself;

-
All our products will be sold to SBG at our most preferred standard wholesale prices as currently fixed by our company for wholesale trade, and as may be adjusted by our company from time to time at our sole discretion; and

-	SBG shall be eligible to earn vested equity in the form of restricted common shares of our company upon successfully meeting certain sales performance goals.

Key terms of the second agreement, the Sales and Marketing Services Agreement, are as follows:

-
Separate and apart from any information or advice which Splash may provide to our company as contemplated within the scope of the Distribution Agreement, SBG will provide us with information and advice so as to determine strategies and methods to increase our sales within the Territory; and

-	The Sales and Marketing Services Agreement has a term of five (5) years;

Market and Sales and Marketing

We believe our company has established a frontrunner position in the coffee fruit category, boasting a numerous retail entrees within 21 months of product launch. Setting out to first establish the upstart coffee fruit sector on our home turf in Hawaii, visible placement has in turn spawned similar opportunities across the United States, representing an expanding presence with iconic industry players. Our company’s eastward expansion is now underway in addition to a strategy of targeting additional sales avenues, including the restaurant and hospitality space and the pursuit of international prospects in Japan, Korea and China.

Sales Strategy

The sales strategy for our beverage products is now centered on distribution through SBG. With respect to our line of wellness supplement products, such as our `On-The-Go Packets`, and `100% Hawaiian CoffeeBerry® Powder in 16oz. Tubs`, we ship directly from our warehouse to customers such as Vitamin Shoppe.  Management has also retained manufacturers’ sales representatives in working to calibrate its overall sales efforts. During the roll-out, management has learned the importance of supporting its distributor network with internal “on the ground” sales personnel. Particularly for an emerging product, merchandising follow-up, dialog with store managers and coordination of promotions and pricing are critical in maintaining brand momentum.

We are now heavily focusing our marketing efforts on  in-store product demos, where our reps offer free samples to potential customers. Demos are often outsourced to specialists in the field and have represented a major expenditure for the business.

Although KonaRed was invented as a wellness product, we believe consumer acceptance of our beverage products now places us both within the `functional beverage` and `premium juice` retail categories. A `functional beverage` is defined as one which has certain attributes, such as Antioxidants, whereas a `premium juice` is simply a tasty product which consumers enjoy.

Our company has employed co-op advertising and special promotions in conjunction with our retail partners when deemed appropriate in its brand building efforts. To date, no slotting fees have been paid. (A slotting fee is an amount paid by the manufacturer to the retailer for making room on its retail shelf for the product).

 We monitor industry pricing levels carefully and our beverage pricing levels have already been adjusted to reflect the current pricing dynamics fostered by recent industry consolidation.

Specifically, the entrance of leading beverage monoliths into the functional beverage category has tightened pricing but also created a vibrant mergers and acquisitions environment for emerging brands like KonaRed.

Recent beverage industry deals have included:

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

Milestones

At the end of our first quarter of 2013, we presented the following roadmap and highlight below the elements which we have achieved during our second quarter:

QII-14:
●	Execute distribution contract for nationwide United States distribution in three of our five distribution channels. RESULT: Underway

●	Launch 10 additional new DSD distributors. RESULT: Achieved

●	Ship to one additional major retail customer (defined as 500 locations or more) through a ship direct distribution relationship. RESULT: Achieved (Vitamin Shoppe)

●	Expand into one additional major market with a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe Distributors (“KeHe”). RESULT: Achieved

●	Launch two new consumer beverages including KonaRed Coconut Water and KonaRed Green Tea. RESULT: Achieved

Additionally the following QIII-14 goal was also achieved this quarter:
●	Launch two new consumer KonaRed products including ‘on the go packs’ and 100 percent water soluble coffee fruit powder. RESULT: Achieved

Our goals going forward remain:

QIII-14
●	Launch 10 additional new DSD distributors.
●	Ship to one additional major retail customer (defined as 500 locations or more) through a ship direct distribution relationship.
●	Expand into one additional major market with a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe.

By end of fiscal year 2014
(in addition to aforementioned objectives)
●	Launch 10 additional new DSD distributors.
●	Ship to one additional major retail customer (defined as 500 locations or more) through a ship direct distribution relationship.
●	Expand into one additional major market with a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe.
●	Ship re-orders on DSD distributors signed in the QII-14
●	Harvest 2014 coffee fruit crop.

QI-15
(in addition to aforementioned objectives)
●	Launch 10 additional new DSD distributors.
●	Ship to one additional major retail customer (defined as 500 locations or more) through a ship direct distribution relationship.
●	Expand into one additional major market with a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe.
●	Ship re-orders on DSD distributors signed in the QIII-14

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

1.
DSD Distributors:
DSD is a business process that manufacturers use to both sell and distribute goods directly to point of sales or point of consumption including additional product and market related services such as merchandising.  In order to fulfill growing demand from retailers, DSDs specializing in the beverage channels are expanding their functional beverage categories to include the type of products in which KonaRed specializes. Historically, DSDs have represented 33% of KonaRed’s revenue and we estimate growth to 53% within the next twelve months.

2.
Broadline Distributors:
A broadline distributor services a wide variety of accounts with a wide variety of products ranging from food, beverages and supplies in the natural channel selling to retailers like Wholefoods and Sprouts. Historically, broadline distributors have represented 24% of revenue and we project a similar percentage in the future.

3.
Direct to Retailers:
Direct to retailer includes major retail chains with 500 locations or more where the KonaRed product ships direct to the retailers distribution centers and the retailers are responsible for the distribution to each retail store.  Historically, direct to retailer distribution represents 33% of our revenue and we estimate a reduction to 15%.

4.	Direct to Consumers: Direct to consumer are internet revenues and have historically been just under 2% of revenue and we project a similar range as we move forward.

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

Employees

In addition to Shaun Roberts, who is our President, Chief Executive Officer and a Director, Michael Halsey, who is our Vice President and Chief Operating Officer, and  John Dawe, who is our Chief Financial Officer, Secretary & Treasurer, , we currently employ 8 full time employees whom all work in the United States. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

Description of Property

Our property assets consist of warehouse equipment and office furniture. Our corporate office is located at 2829 Ala Kalanikaumaka St., Suite F-133 Koloa, HI 96756. This leased property consists of approximately 1,000 square feet of office space. Our warehouse and distribution center is located at 1101 Via Callejon - #200, San Clemente, California 92673 comprised of 2,558 square feet of office area and 8,344 square feet of warehouse area. Base rent is $9,811.80 per month with the term ending May 31, 2016. We pay a total of $7,537.25 per month with the remainder paid by Malie, Inc. We believe that the condition of our principal offices is satisfactory, suitable and adequate for our current needs.

DISTRIBUTION EXPANSION

KonaRed Increases Sales and Retail Placements via Splash Beverage Group

At June 30, 2014 our beverage distributor Splash Beverage Group, Inc. ('SBG') provided us with a progress report showing increases in sales and placements in key retail stores nationwide through the work SBG performed for KonaRed during the second quarter. Highlights of the SBG quarterly report are as follows:

Distributor Contracts Increase:

●	SBG added 12 new purchasing contracts to KonaRed's distribution network.
●	Additional distributors are projected to come on line in July 2014.

Retail Wins:

●	Walmart:
	➢	2100+ stores are reporting repeat KonaRed beverage sales.
	➢	KonaRed is supporting Walmart with 100 in-store product demonstrations scheduled for August 2014.

●	Kroger:
	➢	SBG has secured national authorizations for placement of KonaRed beverages in 2000 Kroger stores including Ralphs, Fred Meyer, King Soopers and more.
	➢	Initial orders for Kroger Stores were shipped in early July to the chain’s South-Central Kroger division in Texas through Jakes Finer Foods.
	➢	Kroger banner store Ralphs, in the Western states, has begun to carry KonaRed.

●	Fresh Markets:
➢
Burris Distribution (Greensboro, NC) is now accepting delivery of all 10.5oz. KonaRed drink products, including original Coffeeberry®, Coffeeberry® with Organic Green Tea and Coffeeberry® with Coconut Water.

	➢	SBG has received commitments from Fresh Markets to merchandise KonaRed in its water aisle and deli sections in all stores.

●	Speedee Mart and Terrible Herbst:
	➢	The two dominant convenience and gas chains in the Las Vegas market are now receiving KonaRed through Southern Wine and Spirits and have seen weekly increases in sales volumes.

●	Northern California independent markets:
	➢	Geyser Beverage is now distributing KonaRed to more than 100 independent retailers in the Bay area and surrounding communities

●	New York Metro:
➢
Expansion into the New York metropolitan area via Preferred Beverage Distributors. Preferred Beverage has proven experience and reach in the five New York City boroughs - Manhattan, the Bronx, Queens, Brooklyn, Staten Island – as well as Nassau, Suffolk and Westchester counties, all of which are significant potential markets for our products.

Overall, it's our assessment that SBG is providing an effective method for the expansion of our distribution in the near term and that distribution expansion is on track.

OTHER RECENT HIGHLIGHTS:

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
John Dawe brings more than 30 years of financial, business and executive level experience. He has served as CEO, vice president of finance and treasurer for finance related entities and created and maintained accounting and reporting systems for U.S. publicly traded companies. In 1983 Mr. Dawe received his B.Comm degree from the University of British Columbia; and in 1988 earned the designation of Chartered Financial Analyst. He has profitably managed a financial asset portfolio of over $1 billion and his management experience with U.S. start-up corporations spans the last 14 years.

●	April 22, 2014 - Distribution and Sales & Marketing Services Agreements put in place with Splash Beverages Group

On April 22, 2014 we engaged industry leader Splash Beverages Group to expand our distribution networks and provide us with sales and marketing services. (SBG.'s results for the three month period ended June 30, 2014 are detailed above).

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

Retail industry veteran Mike Halsey is added to our management team and assigned responsible for overseeing, developing, and managing strategic direction for the day-to-day operations. Over the last twenty years, Mr. Halsey has held various leadership positions with both BestBuy and Target stores, serving as Global Retail Supply Chain/OMNI Channel Director for Best Buy's Western Region where he was responsible for the operational efficiency, inventory management and assortment performance for locations throughout the Mid-West, West Coast and Hawaii.

●	May 9, 2014 - New Capital Begins Flowing from Equity Line
On May 9, 2014 our Equity Line with Lincoln Park Capital LLC ('LPC) formally came online and has provided us with $1.2million in new capital to current date.

●	May 27, 2014 - CEO Shaun Roberts Interviewed on CEOLIVE.TV
CEO Shaun Roberts was interviewed by CEOLIVE.TV as part of its Executive Interview Series and described KonaRed's history, products and major initiatives to expand Konared's retail presence.

●	May 28, 2014 - Nature's Best is added as New Customer of Wellness Products

On May 28, 2014, we added Nature’s Best - The Natural Products Distributor®, as a new customer for our non-beverage wellness products. Nature's Best will now distribute KonaRed® Supplement Products: On-The-Go Packets, and 100% Hawaiian CoffeeBerry® Powder in 16oz. Tubs.

●	June 12, 2014 - 50 Fred Meyers added as consumer interest in KonaRed continues to grow
On June 12, 2014 the momentum of our distribution growth continued with more than 50 Fred Meyer Stores, in the states of Washington and Oregon coming on-stream to sell KonaRed products.

●	June 17, 2014 - Key Beverage Industry Publication Runs Feature Article on KonaRed
In its June 2014 edition, Beverage Industry Magazine featured the following article on KonaRed:

http://www.bevindustry.com/articles/87521-konared-capitalizes-on-benefits-of-coffee-fruit, which we re-printed in a press release with permission from the magazine. Beverage Industry Magazine (www.bevindustry.com) is the best read and most widely distributed magazine covering the entire $400 billion North American beverage marketplace. The magazine covers a wide range of marketing and manufacturing subjects with emphasis on new products, research and development, packaging, production, distribution, and marketing innovations.

●	June 19, 2014 - Strategic Alliance Formed with Sparkling Drink Systems International

As another initiative to expand our product reach, in June 2014 KonaRed signed a letter of intent with Sparkling Drink Systems International (SDS) to co-develop KonaRed flavor pods exclusively for use with SDS' unique CO2 cylinder free technology. Sparkling Drink Systems International (SDS), the Drinking Experience Company, specializes in beverages and at-home carbonation products. SDS and KonaRed will together launch worldwide a line of powdered beverage pods co-developed exclusively for use with Viberation, SDS’ new generation of At-Home Carbonation appliances and portable beverage products which use a patented powered technology to deliver fizz, flavor and functional benefits all in one pod, in just two easy steps (insert pod and push to pierce) and with no CO2 cylinder.

●	July 25, 2014 - Marketing Initiatives Through Key Sponsorships
During 2014, we have continued our support of a variety of sponsorships including:

- "The Greatest Show on Surf," in San Clemente, California, Ocean Festival July 19 - 20 - an event which attracts families and participants from as far away as Hawaii and Australia and thousands of Californians from San Diego to the south and the Los Angeles area to the north http://www.oceanfestival.org/;

- The July 27th 18th Annual Molokai-2-Oahu Paddleboard World Championships, which brings an international group of the top paddleboarders in the world to compete in a gruelling 32-mile ocean channel crossing. http://www.molokai2oahu.com/sponsors/;

- Athletic sponsorships including being Official Supplier for the USA Volleyball Cup 2014, a series of events this year featuring the U.S. Men's and Women's National Volleyball Teams. http://www.konared.com/konared-becomes-official-supplier-usa-volleyball-cup-2014/

Progress of KonaRed Operations

We are now redesigning our website  www.konared.com to improve our Subscription Service to better serve our loyal customers.

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

KonaRed announced that is has officially launched its Hawaiian Superfruit Original Beverages in 16oz. size with retailers across Canada. KonaRed is now listed in over 180 stores and can be found in major natural retail outlets including Whole Foods Market, Choices Markets, Planet Organic and numerous other major independent grocery stores and chains, such as PriceSmart.

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of our Company during the three month periods ended June 30, 2014 and June 30, 2013.

A summary is as follows:

	Three Months ended June 30, 2014	Three Months ended June 30, 2013	Six Months ended June 30, 2014	Six Months ended June 30, 2013

Product sales	$436,674	$476,978	$842,962	$677,796
Shipping and delivery fees	37,976	7,484	76,630	11,736
Net sales	474,650	484,462	919,592	689,532
Cost of goods sold	(407,723)	(267,196)	(743,910)	(379,099)
GROSS MARGIN	66,927	217,266	175,682	310,433
Operating expenses	(1,197,836)	(333,888)	(2,375,724)	(625,904)
Loss from operations	(1,130,909)	(116,622)	(2,200,042)	(315,471)
Other income	—	—	—	49,000
NET LOSS	$(1,130,909)	$(116,622)	$(2,200,042)	$(266,471)

Net loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Product Sales

During the three and six month periods ended June 30, 2014 we recorded product sales of $436,674 and $842,962 respectively, compared with product sales of $476,978 and $677,796 for the three and six month periods ended June 30, 2013. Prior to adjustment, this represents a decrease of 8% in three month comparative product sales, and an increase of 24% in comparative six months product sales.

We note a change of product mix occurred in early fiscal 2014 which makes the period over period product sales data not entirely comparable.

Previously, in addition to our mainline beverage and wellness product sales, we also operated a division which sold wholesale ingredients to other beverage manufacturers. A phase-out of wholesale ingredients sales was a component of our patent settlement agreement with VDF and this phase-out began in early fiscal 2014. Sales of wholesale ingredients comprised $39,667 and $60,042 for the three and six month periods ended June 30, 2014, versus $194,951 and $200,369 for the three and six month periods ended June 30, 2013.

When sales of wholesale ingredients are excluded, adjusted product sales for the three and six month periods ended June 30, 2014 are $397,007 and $782,920 respectively, compared with adjusted product sales of $282,027 and $477,427 for the three and six month periods ended June 30, 2013. This represents product sales increases of 41% and 64% for comparative three and six month periods, respectively.

We attribute our increases in sales to many initiatives undertaken in fiscal 2014, including our strategic alliance with Splash Beverage Group Inc. to expand our distribution network; and our introduction into national chain stores including Walmart and Vitamin Shoppe.

Shipping and delivery fees

During the three and six month periods ended June 30, 2014 we recorded shipping and delivery fees of $37,976 and $76,630 respectively, compared with shipping and delivery fees of $7,484 and $11,736 for the three and six month periods ended June 30, 2013. This represents increases of 407% and 553% respectively for the three and six month comparative periods.

Cost of Goods Sold

As referenced in our Description of Business above, our production is based on an outsourcing business model which utilizes third parties for the bulk of our non-core business operations, such as manufacturing and coffee fruit extraction. The main component of our cost of goods sold ('COGS') relates to costing the finished goods which are drawn from our inventory when sold. These finished goods primarily include bottles of our coffee beverages in various container and lot sizes which have been manufactured in a staged process for us by third parties and delivered to our warehouse, or to SBG, for distribution. Costing is done on applying specific unit sales to unit product costs based on the costs per unit recorded in our inventory system. Costs per unit in the inventory system include per unit manufacturing charges from outsource manufacturers.

Along with the current period cost of inventory which has been used for product sales, COGS also includes expensing of inventory which has: (i) been disposed of because it has expired and/or become obsolete; and (ii) been subject to a write-down reserve because the inventory has been deemed to be potentially useful, but has been slow moving for a significant period of time. During the period ended June 30, 2014, we completed an extensive assessment of inventory stocks and disposed of $48,854 of obsolete current inventory, and $18,732 of inventory which previously had previously been reserved. Obsolete inventory was comprised both of raw materials which had expired, old labels which included outdated information, and remaining inventory of a discontinued product.

During the three and six month periods ended June 30, 2014 COGS were $407,723 and $743,910, or 86% and 81% of sales, compared with $267,196 and $379,099, or 55% and 55% of sales for the three and six month periods ended June 30, 2013. This corresponds to gross margin percentages of 14% and 19% versus 45% and 45% for the comparative three and six month periods ended June 30, 2014 versus June 30, 2013. We project COGS will decrease over the balance of fiscal 2013 and gross margin will improve.

We attribute the relative increase in COGS for the current period to rush processing fees which were required to meet high demand from new major clients such as Walmart. During July 2014 we have completed negotiations for new manufacturing and delivery arrangements at lower rates.

Additionally, a significant contributing factor in the relative period over period decrease in gross margin is that during fiscal 2013, in addition to our mainline beverage and wellness product sales, we also operated a division which sold wholesale ingredients to other beverage manufacturers. A phase-out of wholesale ingredients sales was a component of our patent settlement agreement with VDF and this began in early fiscal 2014. Sales of wholesale ingredients earned higher gross margin than our mainline consumer products and the elimination of these sales has impacted our comparative period over period gross margins.

The primary cost of goods sold components for the three and six month periods ended June 30, 2014 versus the three and six month periods ended March 31,2013 were as follows: (i) manufacturing costs, which include both in-house and outsourced manufacturing costs, totaled $255,492 and $522,628 versus $271,020 and $357,802, respectively; (ii) packaging which totaled $14,829 and $20,619 versus $896 and $1,820, respectively; (iii) customer shipping which totaled $106,85 and $108,327 versus $21,380 and $47,340, respectively; and (iv) inventory delivery which totaled $11,382 and $30,802 versus $8,903 and $17,473, respectively.

Other Income

During the three and six month periods ended June 30, 2014 we recorded other income of $nil and $nil  compared with other income of $nil and $49,000 for the three and six month periods ended June 30, 2013. Other income was comprised of a one-time license fees charged for the use of our trademark during the first quarter of fiscal 2013. We do not anticipate further other income item will arise in the near term.

Expenses

Our operating expenses are classified into three categories:
- Research and development
- Advertising and marketing
- General and administrative expenses

Research and Development

Research and development costs decreased by 100% and 80% to $nil and $3,300 respectively for the three and six month periods ended June 30, 2014, compared with $7,849 and $16,326 for the comparative periods ended June 30, 2013. These decreases in research and development costs are attributable to our reduction of expenditures in this area due to implementation of cooperative R&D efforts with VDF per the terms of the agreements we executed in January 2014. We project R&D costs will remain near current levels for the balance of fiscal 2013.

Advertising and Marketing

Advertising and marketing costs increased by 5078% and 1369% to $276,818 and $461,905 for the three and six month periods ended June 30, 2014, compared with $5,346 and $31,446 for the comparative periods ended June 30, 2013. These substantial planned increases are primarily attributable to: (i) increased use of free samples in grocery stores; (ii) fees paid to Splash Beverage Group Inc. ('SBG') under our Sales and Marketing Agreement with SBG, which we implemented to effect a rapid expansion of our beverage products distribution with the U.S.; (iii) a major upgrade of our enterprise website to better facilitate direct sales to consumers; and (iv) expenses for a variety of advertising, graphic design and sponsorship/public relations initiatives.

During the three and six month comparative periods ended June 30, 2014 versus June 30, 2013: the cost of free samples was $79,385 and $$152,591 versus $9,133 and $20,470, respectively, representing increases of 769% and 645%, respectively; sales and marketing fees were $105,196 and $65,772 versus $nil and $nil, respectively, representing increases of 100% and 100% respectively; website expenses were $31,031 and $33,258 versus $1,002 and $2,610, respectively, representing increases of 2997% and 1174%, respectively; and advertising, graphic design and sponsorship/public relations initiatives comprised $47,187 and $100,082 versus $1,129 and $11,578, respectively, representing increases of 4080% and 764%, respectively. We project advertising and marketing costs will increase over the balance of fiscal 2013.

General and Administrative

General and administrative costs increased by 187% and 230% to $921,018 and $1,910,519 for the three and six month periods ended June 30, 2014, compared with $320,693 and $578,132 for the three and six month period ended June 30, 2013. We project general and administrative expenses will decrease on a relative basis over the balance of fiscal 2013.

When non-cash expenses of and $442,285 and $1,045,336 for the three and six month periods ended June 30, 2014; and $43,225 and $43,225 for the three and six month periods ended June 30, 2013 are excluded, general and administrative expenses for the comparative periods show comparative increases of 49% and 50% to $478,733 and $865,183, respectively for the three and six month periods ended June 30, 2014, and $277,468 and $534,907, respectively for the three and six month periods ended June 30, 2013. Non-cash expenses included the cost of stock issued for underwriter fees for our Equity Line, and options and stock issuances to directors and officers.

Within expenses paid in cash, major items for the three and six month comparative periods ended June 30, 2014 versus June 30, 2013 included: (i) payroll and salaries of $249,498 and $440,703 versus $168,791 and $355,232, respectively, representing increases of 48% and 24%, respectively; (ii) legal and audit fees of $57,928 and $157,163, respectively versus $33,889 and $37,498, respectively, representing increases of 398% and 847%, respectively; (iii) license fees to VDF of $75,000 and $75,000 versus $nil and $nil, representing increases of 100% and 100%, respectively; and (iv) rent of $27,217 and $51,035 versus $22,073 and $44,223, representing increases of 23% and 15%, respectively.

In the current periods, payroll and salary expense increases are due to the addition of two executives and several warehouse and office support staff; and legal and audit expenses are primarily related to: (a) filing of a series of Form 8-Ks ('Super 8-Ks') to report Form 10 information to shareholders regarding our transition from being a Shell Company to regular SEC reporting status; (b) settlement of our patent dispute with VDF; and (c) negotiation of our Equity Line and the filing with the SEC of a Form S-1, and amendments thereto, to bring the Equity Line into being.

Net Loss

Our net losses for the three and six month periods ended June 30, 2014 were $1,130,909, or $0.01 per share, and $2,200,042, or $0.03 per share, respectively, compared to $166,622, or $0.00 per share, and $266,471, or $0.00 per share, respectively, for the three and six month periods ended June 30, 2013.

When respective non-cash expenses of $442,285 and $1,045,336 for the three and six month periods ended June 30, 2014, and $43,225 and $43,225 for the three and six month periods ended June 30, 2013 are excluded, our net losses for the comparative periods respectively improve to $688,624, or $0.01 per share and $1,154,706, or $0.02 per share for the three and six month periods ended June 30, 2014, compared with $73,397, or $0.00 per share, and $223,246, or $0.00 per share, for the three and six month periods ended June 30, 2013.

Liquidity and Capital Resources

Our financial position as at June 30, 2014 and December 31, 2013 was as follows:

Net Working Capital
	As of June 30, 2014	As of December 31, 2013

Current Assets	$1,435,637	$640,705
Current Liabilities	226,595	276,957
Net Working Capital (Deficit)	$1,209,042	$363,748

As of June 30, 2014 we had cash on hand of $447,832, accounts receivable of $316,633, net inventory of $657,031, prepaid expenses of $4,665; and other current assets of $3,500. This compares with cash of $213,156, accounts receivable of $26,422, net inventory of $309,127, prepaid expenses of $7,500, and other current assets of $3,500 for the comparable period ended December 31, 2013.

Our net working capital increased from a balance of $363,748 at December 31, 2013 to a balance of $1,209,042 at June 30, 2014. This significant increase in working capital was supported by our January 2014 $1,000,000 unit private placement, and $1,000,001 raised from our Equity Line. At present, we estimate our Equity Line will supply sufficient resources during the coming twelve months to fund our strategic plans. We also report that subsequent to the period ended June 30, 201, we raised an additional $200,000 from our Equity Line.

Cash Flows
	Six Months ended June 30, 2014	Six Months ended June 30, 2013

Net cash (used) by Operating Activities	$(1,759,348)	$(527,842)
Net cash provided/(used) in Investing Activities	(5,976)	-
Net cash provided by Financing Activities	2,000,000	640,000
Increase (decrease) in Cash during the Period	234,676	112,158
Cash, beginning of period	213,156	7,383
Cash, end of period	$447,832	$119,541

Comparative figures for Net cash (used) by Operating Activities is comprised of the net loss of $2,865,229 for the six month period ended June 30, 2014 versus a net loss $266,471 for the prior period in 2013, and also includes non-cash add-backs of: (i) stock issued for services of $665,186 versus $nil, respectively; (ii) options grant expense of $676,336 versus $nil, respectively; and (iii) stock based compensation expense of $369,000 versus $nil, respectively for the six month period ended June 30, 2014, compared with $43,225 of stock issued for services during the six month period ended June 30, 2013.

Total non-cash items comprise $1,045,336 or 48% of our total net loss for six month period ended June 30, 2014, versus total non-cash items of $43,225 for the six month period ended June 30, 2013.

Additionally, Net cash (used) by Operating Activities for the comparative six month periods of 2014 versus 2013 include key elements comprised of: (i) an increase in accounts receivable of $290,211 versus $308,908, respectively; (ii) a recorded increase in inventory of $266,904 versus 40,712, respectively; and (iii) a decrease in accounts payable and accrued liabilities of $56,642 versus $47,001, respectively.

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements at June 30, 2014 or December 31, 2013 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Change of Independent Registered Public Accounting Firm

On March 26, 2014, the company engaged M&K CPAS, PLLC, (‘M&K’) an independent registered public accounting firm, as the Company’s new principal independent accountant and accordingly dismissed A&C that same day. The Company had not previously consulted with M&K regarding any accounting, or auditing matters.

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

We expect to experience significant negative cash flow from operations for the foreseeable future and expect to require working capital to fund our operations. We cannot be certain that additional financing will be available on favorable terms when required, or at all. If we are unable to raise sufficient capital, or are unable to repay the debt, then we may cease operations, become insolvent, declare bankruptcy or be otherwise wound up, all of which may result in the loss of all or substantially all of the investment capital of the shareholders. We are authorized to issue up to 877,500,000 common shares and 10,000 preferred shares and as of June 30, 2014 had 77,380,296 common shares and no preferred shares outstanding. We have the authority to issue more shares, and to determine the rights, preferences and privileges of such shares, without the consent of any of our shareholders. If we raise additional funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of our common stock and those shareholders may experience dilution in the net tangible book value per share of their investment in our common shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2014, we committed to pay our new CFO a signing bonus of 50,000 shares at a price of $0.80 per share, for aggregate compensation of $40,000. This amount was recorded Stock Payable as of the period ended March 31, 2014 and was paid on April 14, 2014. These shares were issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended

On May 1, 2014, we issued 25,000 to our new VP/COO as a signing bonus at a price of $0.62 per share, for aggregate compensation of $15,500. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

KONARED CORPORATION

/s/ Shaun Roberts	Dated:	July 31, 2014
Shaun Roberts
President & CEO

/s/ John Dawe	Dated:	July 31, 2014
John Dawe
Chief Financial Officer,
Secretary & Treasurer