Form 10-Q
period 2014-09-30
KonaRed Corp
filed 2014-11-04
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The issuer had 79,794,130 shares of common stock issued and outstanding as of November 4, 2014.

KONARED CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

KONARED CORPORATION
BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$600,450	$213,156
Accounts receivable	249,639	26,422
Inventory, net of inventory allowance	514,192	390,127
Prepaid expenses	—	7,500
Other current assets	4,152	3,500
TOTAL CURRENT ASSETS	1,368,433	640,705

OTHER ASSETS
Fixed assets, net of accumulated depreciation	$13,669	$—
TOTAL OTHER ASSETS	13,669	—

TOTAL ASSETS	$1,382,102	$640,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$91,828	$275,475
Unearned revenue	3,470	1,482
TOTAL CURRENT LIABILITIES	95,298	276,957

TOTAL LIABILITIES	$95,298	$276,957

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred shares, 10,000 shares with par value $0.001 authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013.	—	—
Common shares, 877,500,000 shares with par value $0.001 authorized; 79,386,371 and 72,366,667 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	79,387	72,367
Additional paid in capital	15,838,337	11,969,774
Accumulated Deficit	(14,630,920)	(11,678,393)
TOTAL STOCKHOLDERS' EQUITY	1,286,804	363,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,382,102	$640,705

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

REVENUE:
Product sales	$332,867	$169,262	$1,175,829	$847,178
Shipping and delivery	8,397	5,319	85,027	17,055
Net sales	341,264	174,581	1,260,856	864,233

Cost of Goods Sold	278,851	115,045	1,022,761	541,408
GROSS MARGIN	62,413	59,536	238,095	322,825

OPERATING EXPENSES:
Research and development	—	—	3,300	16,326
Advertising and marketing	252,404	32,452	714,309	73,988
General and administrative expenses	562,494	284,564	2,473,013	857,525
Total operating expenses	814,898	317,016	3,190,622	947,839

Loss from operations	(752,485)	(257,480)	(2,952,527)	(625,014)

OTHER INCOME:
License fees	—	—	—	49,000
TOTAL OTHER INCOME	—	—	—	49,000

Net Loss	$(752,485)	$(257,480)	$(2,952,527)	$(576,014)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Basic and diluted weighted average shares outstanding	78,272,336	64,350,423	76,143,393	63,351,213

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid In Capital	Accumulated Deficit	Total

Opening balance, January 1, 2013	64,350,423	64,350	7,037,834	(7,766,115)	(663,931)

Common shares issued by SITC for cash	300,953	140,000	—	—	140,000
Common shares issued by SITC for services	61,750	39,550	—	—	39,550
Common shares issued by SITC to pay related party accounts payable	91,667	27,500	—	—	27,500
Common shares issued by SITC to repay shareholder advances	314,800	94,440	—	—	94,440
Recapitalization adjustment relating to fiscal 2013 balances	(769,170)	(301,490)	292,179	—	(9,311)
Common shares cancellation, October 4, 2013	(38,700,423)	(38,700)	38,700	—	—
Common shares issued to SITC shareholders, October 4, 2013	42,750,000	42,750	(42,750)	—	—
Common shares issued for note conversion	1,111,111	1,111	498,889	—	500,000
Common shares issued for cash	2,855,556	2,856	1,282,144	—	1,285,000
Additional paid-in capital related to warrant issuance	—	—	1,861,803	—	1,861,803
Additional paid-in capital related to option grants	—	—	1,000,975	—	1,000,975
Net loss – year ended December 31, 2013	—	—	—	(3,912,278)	(3,912,278)
Balance – December 31, 2013	72,366,667	$72,367	$11,969,774	$(11,678,393)	$363,748
Additional paid-in capital related to option grants	—	—	797,258	—	797,258
Common shares issued for cash	1,818,182	1,818	998,182	—	1,000,000
Common shares issued for equity line underwriting fees	903,633	904	(904)	—	—
Common shares issued under equity line	3,697,889	3,698	1,696,302	—	1,700,000
Common shares issued as compensation	600,000	600	377,725	—	378,325
Net loss – period ended September 30, 2014	—	—	—	(2,952,527)	(2,952,527)
Balance – September 30, 2014	79,386,371	79,387	15,838,337	(14,630,920)	1,286,804

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

OPERATING ACTIVITIES:
Net loss	$(2,952,527)	$(576,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Option grants expense	797,258	—
Stock based compensation	378,325	39,550
Depreciation expense	1,005	—
Changes in operating assets and liabilities:
Accounts receivable	(223,217)	(48,327)
Inventory	(124,065)	87,481
Prepaid expenses and other current assets	6,848	—
Accounts payable and accrued liabilities	(183,647)	106,267
Accounts payable - related parties	—	(143,122)
Unearned revenue	1,988	—
NET CASH USED IN OPERATING ACTIVITIES	(2,298,032)	(534,165)

INVESTING ACTIVITIES:
Purchase of fixed assets	(14,674)	—
NET CASH USED BY INVESTING ACTIVITIES	(14,674)	—

FINANCING ACTIVITIES:
Proceeds from term loan	—	500,000
Payment on line of credit	—	(52,198)
Payments on shareholder advances	—	(94,440)
Proceeds from issuance of common stock for cash	2,700,000	189,441
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,700,000	542,803

NET INCREASE (DECREASE) IN CASH	387,294	8,638
CASH, Beginning of Period	213,156	7,383
CASH, End of Period	$600,450	$16,021

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Unaudited)

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Interest paid	$	Nil	$18,264
Income taxes paid		Nil	Nil

NON CASH INVESTING AND FINANCING ACTIVITIES
(Unaudited)

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Common shares issued to settle related party payables and shareholder advances	$	Nil	$121,940
Common shares issued as underwriting fees		904	Nil

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance, and funds held in trust for the Company with its legal counsel, to be cash equivalents. Our total cash balances were $600,450 and $213,156 as of September 30, 2014 and December 31, 2013, respectively. Cash equivalent components included in total cash were comprised of $nil as of September 30, 2014 and $nil as of December 31, 2013.

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. There were no write-offs and no allowance for doubtful accounts recorded for the three and nine month periods ended September 30, 2014. During the year ended December 31, 2013 there was no allowance for doubtful accounts recorded, and $14,322 of bad debt was written-off.

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
(Unaudited)

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

No liability for unrecognized tax benefits was recorded as of September 30, 2014 and September 30, 2013.

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
(Unaudited)

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using the treasury stock method; and convertible preferred stock and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company currently has options and warrants outstanding. Common stock equivalents pertaining to the options and warrants were not included in the computation of diluted net loss per common share in these financial statements because the effect would have been anti-dilutive due to the net losses for the periods ended September 30, 2014 and September 30, 2013.

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
(Unaudited)

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

Amounts in each Level include:

	As of September 30, 2014	As of December 31, 2013
Level 1	$1,463,731	$917,662
Level 2	$nil	$nil
Level 3	$nil	$nil

It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Fixed Assets

Fixed assets are recorded at cost. Amortization is calculated on a straight line method over the estimated useful lives of the various assets as follows:

ASSET	Amortization Term

Furniture and equipment	5 years
Warehouse fixtures	5 years

During the three month period ended September 30, 2014, amortization of $720 was recorded for furniture and Equipment; and amortization of $285 was recorded for warehouse fixtures. Accrued amortization for all fixed assets totaled $1,005 at September 30, 2014.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception to September 30, 2014, the Company has incurred losses totaling $14,630,920. The net loss incurred for the nine month period ended September 30, 2104 is $2,952,527. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. If necessary, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. To address these issues, the Company is drawing on its Equity Line and has raised $1,700,000 through sales under the Equity Line to September 30, 2014.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – Inventory

Inventory includes raw materials and finished goods. Finished goods contain direct materials and other manufacturing costs charged directly by third party manufacturing vendors.

Inventory consists of the following:
	September 30, 2014	December 31, 2013

Raw materials	$173,688	$226,680
Finished goods	340,504	182,179
Inventory allowance	—	(18,732)
Total	$514,192	$390,127

The Company recognized $nil and $nil recovery in inventory allowance respectively for the periods ended September 30, 2014 and September 30, 2013.

During the nine month period ended September 30, 2014, management performed a comprehensive review of inventory and disposed of, and wrote-off to cost of goods sold, a net balance of $48,854 of obsolete and expired stock. This write-off included $18,732 of inventory which had been reserved in prior periods. As of September 30, 2014, the Company had $nil of reserved inventory and all inventory was valued at full cost.

The inventory allowance of $18,732 at December 31, 2013 was comprised of the net remaining amount of two raw materials items which were identified as being slow moving during the year ended December 31, 2012 and were reserved. These particular items subsequently did not move during the year ended December 31, 2013. As stated above, this inventory was determined to be obsolete and was fully written off during the three month period ended September 30, 2014.

NOTE 5 – Prepaid Expenses and Other Current Assets

The balance of prepaid expenses at September 30, 2014 was $nil. Prepaid expenses at year end December 31, 2013 comprised a prepayment to a service provider of $7,500.

Other current assets at September 30, 2014 totaled $4,152 and comprised a rent deposit of $3,500 and a manufacturing deposit of $652. Other current assets at year end December 31, 2013 were comprised of a rent deposit of $3,500.

NOTE 6 – Fixed Assets

Fixed assets at September 30, 2014 comprised furniture and equipment totaling $10,482, net of accumulated depreciation of $720; and warehouse fixtures totaling $3,187, net of accumulated depreciation of $285. There was no balance of fixed assets recorded for the year ended December 31, 2013.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Related Party Transactions

During the nine months ended September 30, 2014, related party transactions included:

(1) Payment of $60,000 to a director who was our former Chief Scientific Officer as the final installment of the $120,000 buy-out of his contract negotiated during fiscal 2013.

(2) Compensation of $23,175 paid to our former CFO for the three months ended March 31,2014

(3) Issuance to a director of the Company of 750,000 options exercisable into 750,000 restricted shares of the Company's common stock at an exercise price of $0.81 per share. These options have a five year term, vested on grant date, and were recorded as compensation expense of $449,766 based on a Black-Scholes options pricing model valuation.

(4) Amortization expense entries totaling $173,746 for the nine month period ended September 30, 2014 were made regarding an option grant to a director of 1,000,000 options exercisable into 1,000,000 shares which had been granted during fiscal 2013. Although these options will only vest the Company's stock price increases to $1.00 per share on or after October 4, 2014, it is a requirement of generally accepted accounting principles ('GAAP') that these options must be amortized over the 'service period' prior to vesting, which has been estimated at 2.5 years. In the event that conditions are not met which trigger the vesting of the options, GAAP stipulates an add-back of these amortization costs should be executed.

(5) Amortization expense entries totaling $173,746 for the nine month period ended September 30, 2014 were made regarding an option grant to our CEO of 1,000,000 options exercisable into 1,000,000 shares which had been granted during fiscal 2013. Although these options will only vest the Company's stock price increases to $1.00 per share on or after October 4, 2014, it is a requirement of generally accepted accounting principles ('GAAP') that these options must be amortized over the 'service period' prior to vesting, which has been estimated at 2.5 years. In the event that conditions are not met which trigger the vesting of the options, GAAP stipulates an add-back of these amortization costs should be executed.

(6) Our CEO; former VP/COO; and CFO received: $97,500, $47,613 and $54,290 respectively as wages and contract salary during the nine months ended September 30, 2014.

(7) Our CFO received a signing bonus of 50,000 and earned 25,000 restricted common shares during the nine month period ended September 30, 2014. These shares were expensed at respective costs of: (1) 50,000 shares at $0.80 per share on date of issuance, for aggregate deemed compensation of $40,000; and (2) 25,000 shares at $0.38 per share on date of issuance, for aggregate deemed compensation of $9,500.

(8) Our former VP/COO received a signing bonus of 25,000 restricted shares on May 1, 2014. These shares were expensed at a cost of $0.62 per share on date of issuance, for aggregate deemed compensation of $15,500.

(9) During the nine month period ended September 30, 2014, the Company adopted a 'Form S-8 Plan' under which the Board and CEO were issued 500,000 registered common shares of the Company as compensation. Our CEO received 250,499 shares, and each of our three other Board members received 83,167 shares each. These shares were expensed at a cost of $0.627 per share on date of issuance, for aggregate deemed compensation of $313,500.

At September 30, 2014 the Company had related party accounts payable of $nil; at December 31, 2013 the Company had related party accounts payable of $60,000.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – Equity

Our authorized capital stock consists of 877,500,000 shares of common stock, with a par value of $0.001 per share and 10,000 shares of preferred stock at a par value of 0.001. The holders of common stock have dividend rights, liquidation rights and voting rights of one vote for each share of common stock. As of September 30, 2014, there were 79,386,371 shares of our common stock issued and outstanding and no preferred shares issued and outstanding.

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
(Unaudited)

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

The Equity Line Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. the Investor has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares of common stock.  In consideration for entering into the Equity Line Agreement, we issued to the Investor 872,727 shares of our common stock as a commitment fee (the “Commitment Shares”) and may issue up to 218,182 additional shares per the terms of the Purchase Agreement. The initial 872,727 commitment shares were valued on February 3, 2014, date of issuance, at $0.75 per share, for an aggregate cost of $654,545, based on the closing market price on that date. The cost of this initial underwriting fee paid through a shares issuance and all subsequent per transaction underwriting fees paid via shares issuances have been debited to additional paid-in capital, each based on the market value of the underwriting fees on date of shares issuance. The total cost of underwriting fees during the period ended September 30, 2014 was $666,108. The Commitment Shares have been issued in reliance on an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, and were registered for sale under the Registration Statement. The Equity Line Agreement may be terminated by us at any time at our discretion without any monetary

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – Equity (continued)

cost to us.  Actual sales of shares of common stock to the Investor under the Equity Line Agreement will depend on a variety of factors to be determined by our Company from time to time, including (among others) market conditions, the trading price of our common stock and determinations by us as to available and appropriate sources of funding for our Company and its operations.

During the nine months ended September 30, 2014 we issued 3,697,889 shares under the Equity Line for aggregate proceeds of $1,700,000. Parallel to these issuances, we issued an additional 30,906 shares to the Investor as underwriting fees.

On March 19, 2014, we committed to pay our new CFO a signing bonus of 50,000 restricted common shares at a price of $0.80 per share, for aggregate deemed compensation of $40,000. This amount was recorded as Stock Payable as of the period ended March 31, 2014 and was paid on April 14, 2014. On August 19, 2014 an additional 25,000 restricted common shares were paid to our CFO for services recorded at a price of $0.38 per share, for aggregate deemed compensation of $9,500. These shares were issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 1, 2014, we issued 25,000 restricted common shares to our former VP/COO as a signing bonus at a price of $0.62 per share, for aggregate deemed compensation of $15,500. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

During the nine month period ended September 30, 2014, the Company adopted a 'Form S-8 Plan' under which the Board and CEO were issued 500,000 registered common shares of the Company as compensation. Our CEO received 250,499 shares, and each of our three other Board members received 83,167 shares each. These shares were expensed at a cost of $0.627 per share on date of issuance, for aggregate deemed compensation of $313,500.

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
(Unaudited)

NOTE 8 – Equity (continued)

Warrants (continued)

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

The following table summarizes the Company’s warrant activity for the periods ended September 30, 2014 and December 31, 2013:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*		Intrinsic Value**

October 4, 2013 - Grant to consultant	2,888,888	0.65	4.26		Nil
October 17, 2013 - Granted with Units	77,778	0.65	4.30		Nil
November 21, 2013 - Granted with Units	1,000,000	0.65	4.39		Nil
Outstanding at December 31, 2013	5,803,666	$0.67	2.90	$	Nil
January 12, 2014 - Expiration of warrants previously granted to creditor	(1,837,000)	-	-		-
January 27, 2014 - Granted with Units	1,818,182	0.65	5.43		Nil
Outstanding at September 30, 2014	5,784,848	$0.65	4.48	$	Nil

*   (remaining term as of September 30, 2013)
** (intrinsic value based on the closing share price of $0.3459 on September 30, 2014)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

During the nine months ended September 30, 2014 amortization expense entries each totaling $173,746  were made regarding option grants of 1,000,000 options each (exercisable into 1,000,000 shares each) which were granted to a director and to our CEO during fiscal 2013, but which may vest under certain conditions during fiscal 2014.

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
*(as adjusted at March 31, 2014)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – Equity (continued)

A summary of changes in outstanding stock options for the period ended September 30, 2014 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Intrinsic Value**

Outstanding at December 31, 2013	3,250,000	$0.56	4.04	$Nil
January 7, 2014 – Grant to director	750,000	$0.81	4.27	$Nil
Outstanding at September 30, 2014	4,000,000	$0.61	4.08	$Nil

*  (remaining term as of September 30, 2014)
**(intrinsic value based on the closing share price of $0.3459 on September 30, 2014)

The following table summarizes information about the options outstanding at September 30, 2014:

	Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*

$0.45	2,000,000	$0.45	$0.32	4.45	Nil	Nil	$Nil	Nil
$0.70	250,000	$0.70	$0.07	2.20	250,000	$0.70	$Nil	2.40
$0.74	1,000,000	$0.74	$0.03	4.45	1,000,000	$0.74	$Nil	4.45
$0.81	750,000	$0.81	$0.00	4.45	750,000	$0.81	$Nil	4.45

Totals	4,000,000	$0.61	$0.09	4.08	2,000,000	$0.76	$Nil	4.08

*  (remaining term as of September 30, 2013)
**(intrinsic value based on the closing share price of $0.5475 on September 30, 2014)

NOTE 9 – Commitments and Contingencies

Leases

Our company shares a two-year lease for a 10,000 square foot facility in San Clemente, California, with Malie, Inc., (“Malie”) a company owned by our CEO Shaun Roberts and his spouse Dana Roberts. For the nine month period ended September 30, 2014, our Company paid a total $66,491 ($7,267 per month for January to May, 2014 plus $7,539 for June to September, 2014) of the total lease expense of $85,583 ($9,267 per month for January to May 2014 plus $9,812 for June, 2014).

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
(Unaudited)

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

During the nine month period ended September 30, 2014, we made license payments to VDF totaling $75,000.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
(Unaudited)

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

  KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Subsequent Events

Subsequent to the period ended September 30, 2014, on October 1, 2014, we issued 57,400 restricted common shares to employees as bonus compensation at a price of $0.3449 per share for aggregate deemed compensation of $18,790. These shares were issued to US persons, in accordance with exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Subsequent to the period ended September 30, 2014, on October 24, 2014, we issued 352,759 restricted common shares to a vendor at a price of $0.2835 per share for aggregate deemed fees of $100,007. These shares were issued to a US corporation, in accordance with exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

It was management's assessment that there were no other events which should be classified as subsequent events for the period of these financial statements.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. These Risk Factors include risks related to: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) continued development of business opportunities; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our business plans; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission.

'Forward Looking Statements' include, but are not limited to, the following references in this Report. In our CEO Report Forward Looking Statements may include:  "The momentum is headed in the right direction."; "From a strategic perspective, we feel the value of being 'authentic' in a category cannot be over-rated when creating brand loyalty."; "Along with visually presenting our name to wholesale buyers and consumers, these marketing and sponsorship initiatives also give us the opportunity to bring traffic to our website. In doing so we have the chance to share key information with consumers and believe this is also building brand loyalty."; "We created a new and sustainable use for the fruit of the coffee plant and have successfully transitioned this into healthy and enjoyable products which are now reaching consumers. This fact is a major marketing asset."; and "I can report we're extremely pleased with our progress and are enthusiastically pushing forward to accelerate expansion of our distribution and sales." In the Milestones section, the following can be considered to be 'Forward Looking Statements': "Our goals going forward remain: QIV-14 (in addition to aforementioned objectives) Launch 10 additional new DSD distribution locations; Receive authorizations to ship to one additional major retail customer  through a ship direct distribution relationship; Expand into one additional major market with a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe. Ship re-orders on DSD distributors signed in the QII-14"; "QI-15 (in addition to aforementioned objectives) Launch 10 additional new DSD distribution locations; Ship to one additional major retail customer through a ship direct distribution relationship; Expand into one additional major market with a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe. Ship re-orders on DSD distributors signed in the QIII-14". In the Historic and Projected Product Mix section, the following can be considered to be 'Forward Looking Statements': "DSD Distributors...approximately 46%...and we project a similar percentage in the near future.; Broadline Distributors...25%...and we project a similar percentage in the near future.; Direct to Retailers...21%...and we project a similar percentage over the near term; Direct to Consumers...have historically been just under 2% of revenue and we project a similar range as we move forward." In the Results of Operations section, the following statements can be considered  'Forward Looking Statements': "We project COGS will decrease over the balance of fiscal 2014 and into fiscal 2015 and gross margin will improve."; "We project that as our order flow becomes more steady, our COGS will decrease due to the economies of scale from larger production runs."; "We do not anticipate further other income item will arise in the near term."; "We project R&D costs will remain near current levels for the balance of fiscal 2013."; "We project advertising and marketing costs will increase over the balance of fiscal 2014."; "We project general and administrative expenses will remain at current levels or increase moderately over the balance of fiscal 2014."; "At present, we estimate we will need to raise capital during the coming twelve months to fund our strategic plans."

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

The Company’s common stock is publicly traded on the OTC Markets Group’s OTCQB under the symbol: KRED.

KonaRed Corporation - CEO Progress Report

Dear KonaRed Shareholders:

We are pleased to report we've made strong year to date progress with our national product roll-out. During the last six months since engaging Splash Beverage Group we've expanded distribution of our beverage and wellness products into over 5,000 additional retail grocery and specialty stores.

When compared to the same period in 2013, our consumer product sales for the first nine months of 2014 grew 120 percent to $1,111,587 and our total revenues increased 39% percent to $1,175,829 (please see Results of Operations section below for more detail).

The momentum is headed in the right direction. For instance, during the third quarter we surpassed our internal goal of adding 10 new Direct Store Distributors ('DSDs') distribution locations by acquiring 14 new DSD distribution locations. However, we're not complacent and our entire team is pushing hard to move growth along faster.

A key to our growth is the distribution marketing agreements we have in place with Splash Beverage Group ('SBG'). They are simply the best at what they do. One of their executives, deeply involved with KonaRed, is noted for his success as one of the chief architects marketing Red Bull in North America. And we all know how well that turned out. We couldn't have better experienced partners.

The success of our 2014 rollout has been based on a variety of factors. One of the most important is we're presenting an entirely new product category to consumers – exclusive Coffeeberry®, coffee fruit from Hawaii, USA. Other companies have created dominant product categories based on juices such as Cranberry and Pomegranate. KonaRed is doing the same with the fruit of the coffee plant. Product sales by the premier, mature stage companies in each of these other categories are in the hundreds of millions of dollars each year.

From a strategic perspective, we feel the value of being 'authentic' in a category cannot be over-rated when creating brand loyalty. We provide an efficacious dose of USA grown coffee fruit in every product that is traceable to the farms in Kona, HI.

In tandem with our authenticity is also our range of products. Three distinct KonaRed beverage products are selling off store shelves along with our line of nutritional supplement products. These multiple product offerings help capture hard to win retail shelf space and also diversify our revenue stream.

During 2014, KonaRed has conducted a wide series of in-store sampling campaigns to get our products into the hands of consumers. These have won us new customers who haven't experienced anything similar to KonaRed. We’ve also opened new doors in the distribution community which has proven to be a strong pillar of our growth over the last few months. Along with recruiting distributors and opening new markets such as Las Vegas, our products are being presented to many of the top national beverage wholesale buyers. An example was our presence at the Natural Products Expo East (www.expoeast.com) and the NACS (National Association of Convenience and Fuel Retailing) trade shows.

We also recently expanded into the New York City metropolitan area, the capital of consumer spending in our country. KonaRed is now being placed on store shelves in Manhattan, the Bronx, Queens, Brooklyn, Staten Island, as well as Nassau, Suffolk and Westchester counties .

KonaRed nutritional products are also available in select Vitamin Shoppe locations nationwide, as well as vitaminshoppe.com. Plus, Nature's Best has recently been added our supplement products, such as 100% Hawaiian CoffeeBerry® Powder in 16oz. tubs.

Recent marketing efforts include our sponsorship initiatives of The CrossFit Ultimate Hawaiian Trail Run, The Honolua Surf Co.’s Ultimate Stand Up Paddle Showdown which was seen nationwide on the CBS Sports Network this past Sunday and the upcoming Pure Aloha Festival in Las Vegas, also known as the 9th Hawaiian Island – www.purealohafestival.com

Along with visually presenting our name to wholesale buyers and consumers, these marketing and sponsorship initiatives also give us the opportunity to bring traffic to our website. In doing so we have the chance to share key information with consumers and believe this is also building brand loyalty. An element of this is spreading the word about our dedication to environmental responsibility and sustainability.  Farm to bottle!

We believe that consumers of wellness-based products appreciate responsible corporate stewardship and 'win-win' business practices. Our products are formulated from a highly valuable by-product of coffee production which was previously discarded by coffee growers. We created a new and sustainable use for the fruit of the coffee plant and have successfully transitioned this into healthy and enjoyable products which are now reaching consumers. This fact is a major marketing asset.

Right now you can find our main website as before at: www.konared.com, and our product locator at:  www.konared.com/find-a-retailer. And we'll soon be bigger and better. Look for our new website launching in November!

With respect to our raw materials supply, we can also report that the Hawaiian coffee crop has proven bountiful this summer. We have ample supply to meet this year's production of KonaRed products. Additionally, for those of you who watch the weather reports, the hurricanes which were headed toward Hawaii during the summer did not make landfall on the side of the Island in Kona where the coffee belt thrives. Our supply chain remains solid.

If you have a few minutes, Ie'd like to speak to you directly through two interviews which we have available online. Please put https://www.youtube.com/watch?v=TvsFm7if6Sk and http://ceolive.tv/konared-corp/kred-videos/2270-ceolive-tv-interview-shaun-roberts-ceo-of-konared-corp into your browser so that you can see me, my passion and, hopefully, my honest approach to marketing.

In summary, we can report we're extremely pleased with our progress and are enthusiastically pushing forward to accelerate expansion of our distribution and sales.

Sincerely,
Shaun Roberts
Founder, President, CEO

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
In total we offer 3 different beverages in the 10.5oz size: Original Hawaiian Coffeeberry®, Hawaiian Coffeeberry® with Organic Green Tea, and Hawaiian Coffeeberry® with Coconut Water.

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

Leveraging the early research and development (“R&D”) performed at our original Maui facility we developed the necessary processing and manufacturing intellectual property (“IP”) for processing and manufacturing our base ingredient - the coffee fruit.  As we transitioned our coffee fruit extraction to contract manufacturers, we closed our Maui facility and moved  extraction to a California-based contract manufacturer with close proximity of our San Clemente warehouse , which is comprised of a shared 10,000 square foot facility.

Supply and Distribution for Our Product

Our company’s ability to secure exclusive Kona-based and other Hawaiian coffee fruit has elevated the stature of the home grown brand image and allows our company to operate without constraints in the supply chain far out into the future. We have been successful in securing agreements structured as 5-year arrangements containing roll-over provisions. These agreements are based on our commitment  to exclusively purchase coffee fruit from the supplier, and the supplier is obligated to provide coffee fruit exclusively to our company. Our company’s principal supplier of raw coffee fruit is Greenwell Farms, Inc., a Hawaii corporation. We project we will have an abundant supply of raw materials for the foreseeable future.

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

-
The Distribution Agreement has a term of five (5) years and SBG agreed it will not directly or indirectly distribute or sell our products outside of the Territory, including to any party SBG has reasonable basis to believe will distribute or sell our products outside of the Territory. We agreed that we will not directly or indirectly distribute or sell our products inside the Territory, including to any party we have reasonable basis to believe will distribute or sell our products inside the Territory. We also agreed to transfer all sales and distribution accounts to SBG (e.g. Walmart, Vitamin Shoppe) by the end of 2014. In addition, any sales by our company within the Territory will count towards the sales goals set forth in the Distribution Agreement as if SBG had made those sales itself;

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

Our company has employed co-op advertising and special promotions in conjunction with our retail partners when deemed appropriate in its brand building efforts. To date, minimal slotting fees have been paid. (A slotting fee is an amount paid by the manufacturer to the retailer for making room on its retail shelf for the product).

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

Recent beverage industry deals have included:

●	Coca Cola acquired Zico Coconut Water in January 2014;

●	Pepsi acquired a majority stake in O.N.E. Coconut Water in April 2012;

●	InBev has made a series of investments in Sambazon (in August 2012, December 2011, and December 2008); and

●	InBev has also made a series of investments in Vita Coco in May 2012 and December 2010.

●	Coca Cola acquired a 16.7% stake in Monster Beverages in August 2014 for $2.15 Billion as a method to diversify its product lines into new generation products.

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

●
Direct to Retail:
During our growth phase we have developed a direct to retail sales channel to grocery stores such as Walmart and specialty retail stores such as The Vitamin Shoppe. We intend to continue to service and develop this channel further.

Direct to Consumer:
The KonaRed brand has gained a dedicated following of Internet based customers who purchase our products directly through our website. We plan to expand this channel though on-line marketing initiatives in parallel with our brand recognition marketing campaigns.

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

To fulfill our sales expansion objectives in our four targeted distributions channels, we intend to raise capital by pursuing a range of financing strategies. We cannot predict precisely at this time what will be the composition of these financings, but will seek capital arrangements which achieve a balance of minimizing our financing costs and maintaining maximum shareholder value.

Milestones

At the end of our first quarter of 2014, we presented the following roadmap and highlight below the elements which we have achieved during our second and third quarters:

QII-14:
●	Execute distribution contract for nationwide United States distribution in three of our five distribution channels. RESULT: Achieved

●	Launch 10 new additional DSD distribution locations. RESULT: Achieved and surpassed. 11 new DSDs distribution locations added.

●	Ship to one additional major retail customer through a ship direct distribution relationship. RESULT: Achieved

●	Expand into one additional major market using a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe Distributors (“KeHe”). RESULT: Achieved

●	Launch two new consumer beverages including KonaRed Coconut Water and KonaRed Green Tea. RESULT: Achieved

●
Additionally the following QIII-14 goal was also achieved this quarter:
Launch two new consumer KonaRed products including ‘on the go packs’ and 100 percent water soluble coffee fruit powder.
RESULT: Achieved

QIII-14
●	Launch 10 additional new DSD distribution locations. RESULT: Achieved and surpassed. 14 new DSD distribution locations added.

●	Ship to one additional major retail customer through a ship direct distribution relationship. RESULT: Achieved

●	Expand into one additional major market using a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe. RESULT: Achieved

●	Additionally the following QIV-14 goal was also achieved this quarter: Harvest 2014 coffee fruit crop. RESULT: Achieved

Our goals going forward remain:

QIV-14
(in addition to aforementioned objectives)
●	Launch 10 additional new DSD distribution locations.
●	Receive authorizations to ship to one additional major retail customer through a ship direct distribution relationship.
●	Expand into one additional major market using a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe.
●	Ship re-orders to DSD distribution locations acquired in QII-14

QI-15
(in addition to aforementioned objectives)
●	Launch 10 additional new DSD distribution locations.
●	Ship to one additional major retail customer through a ship direct distribution relationship.
●	Expand into one additional major market using a broadline distributor using a natural channel distributor such as DPI, Nature’s Best, UNFI or KeHe.
●	Ship re-orders to DSD distribution locations acquired in QIII-14

If sufficient capital is not raised to support distribution for this business model, no new KonaRed consumer products will be launched and we will continue to service our existing markets without expansion into new DSDs. If we had experience a lack of capital, we anticipate that would limit our sales growth over the coming year.

Historic and Projected Product Mix

KonaRed uses four main channels of distribution to bring KonaRed consumer products to market.

1.
DSD Distributors:
DSD is a business process that manufacturers use to both sell and distribute goods directly to point of sales or point of consumption including additional product and market related services such as merchandising.  In order to fulfill growing demand from retailers, DSDs specializing in the beverage channels are expanding their functional beverage categories to include the type of products in which KonaRed specializes. During the last nine months, DSDs have represented approximately 46% of KonaRed’s revenue and we project a similar percentage over the near future

2.
Broadline Distributors:
A broadline distributor services a wide variety of accounts with a wide variety of products ranging from food, beverages and supplies in the natural channel selling to retailers like Whole Foods and Sprouts. During the last nine months, broadline distributors have represented approximately 25% of revenue and we project a similar percentage over the near future.

3.
Direct to Retailers:
Direct to retailer includes major retail chains with 500 locations or more where the KonaRed product ships direct to the retailers distribution centers and the retailers are responsible for the distribution to each retail store.  During the last nine months, direct to retailer distribution has represented approximately 21% of our revenue and we project a similar percentage over the near term.

4.	Direct to Consumers: Direct to consumer are internet revenues and have historically been just under 2% of revenue and we project a similar range as we move forward.

Advertising

Our advertising is now focused on Point of Purchase initiatives such as in-store product demos, and we are participating in key trade shows nationwide.

Organic Promotion - Athlete Sponsorships

Historically we've been involved in many athletic sponsorship initiatives through our continuing presence in the both the Hawaiian and Southern California communities, participating in and promoting ocean and extreme-athlete related contests, races and charity events. We've now expanded this marketing program and  also sponsor an “Ambassador Team,” which includes both a group of Hawaiian super-athletes and high profile athletes in sports such as Golf. Our Ambassadors  participate in promotional events, sign autographs at store openings, and are generally available to spread the goodwill of our brand.

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
Our product will compete generally with all liquid refreshments, including numerous specialty beverages, such as: SoBe; Snapple; Arizona; Vitamin Water; Gatorade; and Powerade. We will compete directly with other consumer products participants in the nascent coffee fruit sector including Bai5 and SoZo. As we are still a relatively new business and we have modest revenues, we believe that we are a small company in the general liquid refreshments market and health liquid refreshment market.

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

Employees

In addition to Shaun Roberts, who is our President, Chief Executive Officer and a Director and John Dawe, CFA, who is our Chief Financial Officer, Secretary & Treasurer, we currently employ 7 full time employees whom all work in the United States. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

Description of Property

Our property assets consist of warehouse equipment and office furniture. Our corporate office is located at 2829 Ala Kalanikaumaka St., Suite F-133 Koloa, HI 96756. This property consists of approximately 1,000 square feet of office space for which we pay $1,300 per month, on a month to month basis. Our warehouse and distribution center is located at 1101 Via Callejon - #200, San Clemente, California 92673 comprised of 2,558 square feet of office area and 8,344 square feet of warehouse area. Base rent is $9,811.80 per month with the term ending May 31, 2016. We pay a total of $7,537.25 per month with the remainder paid by Malie, Inc. We believe that the condition of our principal offices is satisfactory, suitable and adequate for our current needs.

DISTRIBUTION EXPANSION

KonaRed Increases Sales and Retail Placements via Splash Beverage Group

At September 30, 2014 our beverage distributor Splash Beverage Group, Inc. ('SBG') provided us with a progress report showing increases in sales and placements in key retail stores nationwide through the work SBG performed for KonaRed during the second and third quarters. A key highlights of the SBG  report was the signing of 25 new DSD distribution locations over the last six months.

Overall, it's our assessment that SBG is providing an effective method for the expansion of our distribution in the near term and that distribution expansion is on track.

RECENT NEWS:

QI-14

●	January 27, 2014 - Two Private Placements Raise $1,000,000
In January 2014 we raised an additional $1,000,000 through two unit private placements.

●	January 28, 2014 - VDF Patent Settlement & Formation of Co-operative Relationship

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

●	March 19, 2014 - John Dawe Hired as CFO, Secretary & Treasurer

John Dawe brings more than 31 years of financial, business and executive level experience. He has served as CEO, vice president of finance and treasurer for finance related entities and created and maintained accounting and reporting systems for U.S. publicly traded companies. In 1983 Mr. Dawe received his B.Comm degree from the University of British Columbia; and in 1988 earned the designation of Chartered Financial Analyst. He has profitably managed a financial asset portfolio of over $1 billion and his management experience with U.S. start-up corporations spans the last 15 years.

QII-14

●	April 22, 2014 - Distribution and Marketing Agreements with Splash Beverages Group
On April 22, 2014 we engaged industry leader Splash Beverages Group to expand our distribution networks and provide us with sales and marketing services. (Full details regarding SBG appear above).

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
On May 9, 2014 our Equity Line with Lincoln Park Capital LLC ('LPC) formally came online and has provided us with $1.7million in new capital to current date.

●	May 27, 2014 - CEO Shaun Roberts Interviewed on CEOLIVE.TV

CEO Shaun Roberts was interviewed by CEOLIVE.TV as part of its Executive Interview Series and described KonaRed's history, products and major initiatives to expand KonaRed's retail presence. https://www.youtube.com/watch?v=TvsFm7if6Sk.

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

QIII-14

●	July 15, 2014 - Marketing Initiatives Through Key Sponsorships
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

●	July 24, 2014 - KonaRed Expands into New York City Metro Area

Our expansion continued during the summer with introduction into the New York metropolitan area via Preferred Beverage Distributors. Preferred Beverage has proven experience and reach in the five New York City boroughs - Manhattan, the Bronx, Queens, Brooklyn, Staten Island, as well as Nassau, Suffolk and Westchester counties, and this launch is another significant step in our national roll-out.

●	August 1, 2014 - KonaRed Store Locator Launched
To guide consumers to retailers offering our products, we created the KonaRed online store locator: www.konared.com/find-a-retailer.

●	August 6, 2014 - CEO Shaun Roberts Follow-up Interview on CEOLIVE.TV

CEO Shaun Roberts appears for a second CEOLIVE.TV interview featured on its Executive Interview Series wherein he provided answers to investor and consumer questions about KonaRed progress and products. http://ceolive.tv/konared-corp/kred-videos/2270-ceolive-tv-interview-shaun-roberts-ceo-of-konared-corp.

●	August 13, 2014 - Shareholder Letter from KonaRed Founder and CEO Shaun Roberts
Mr. Roberts addressed a range of issues in a letter to shareholders with the message that "Our Business Has Never Been in Better Shape".

●	August 26, 2014 - KonaRed Corporation Products Now Featured in The Fresh Market Stores in 26 States

Founded in North Carolina in 1982, The Fresh Market is a specialty grocery retailer focused on providing high-quality products in a unique and inviting atmosphere with a high level of customer service. (www.thefreshmarket.com). In August, 2014, The Fresh Market began offering 10.5oz. KonaRed Original beverage and KonaRed Coconut Water both in coolers and on their shelves.

●	September 11, 2014 - 176 Ralphs Grocery Stores Begin Selling KonaRed

Ralphs stores are a key division of the Kroger family of stores, which operate more than 2,600 grocery retail stores, under nearly two dozen banners, throughout the U.S. The addition of Ralphs added to the existing placement of KonaRed's wellness beverages in other stores in the Kroger family, one of the nation’s largest retail grocery chains. The KonaRed products available on Ralphs shelves are the 16oz KonaRed Original and the 10.5 oz  KonaRed Original, KonaRed Organic Green Tea, and KonaRed Coconut Water.

●	September 26, 2014 KonaRed Corporation - CEO Progress Report

CEO Shaun Roberts advises shareholders: "I'm pleased to report we've made strong progress this summer with our national product roll-out. Since my last update in August we've added an additional 558 high profile retail stores to our distribution network for KonaRed beverages and wellness products. This translates into expanded distribution of our beverage and wellness products into approximately 2,800 additional retail grocery and specialty stores during the last six months."

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of our Company during the three and nine month periods ended September 30, 2014 and September 30, 2013.

A summary is as follows:
	Three Months ended September 30, 2014	Three Months ended September 30, 2013	Nine Months ended September 30, 2014	Nine Months ended September 30, 2013

Product sales	$332,867	$169,262	$1,175,829	$847,178
Shipping and delivery fees	8,397	5,319	85,027	17,055
Net sales	341,264	174,581	1,260,856	864,233
Cost of goods sold	(278,851)	(115,045)	(1,022,761)	(541,408)
GROSS MARGIN	62,413	59,536	238,095	322,825
Operating expenses	(814,898)	(317,016)	(3,190,622)	(947,839)
Loss from operations	(752,485)	(257,480)	(2,952,527)	(625,014)
Other income	—	—	—	49,000
NET LOSS	$(752,485)	$(257,480)	$(2,952,527)	$(576,014)

Net loss per share	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Product Sales

During the three and nine month periods ended September 30, 2014 we recorded product sales of $332,867 and $1,175,829 respectively, compared with product sales of $169,262 and $847,178 for the three and nine month periods ended September 30, 2013. Prior to adjustment, this represents an increase of 97% in three month comparative product sales, and an increase of 39% in comparative nine months product sales.

We note a change of product mix occurred in early fiscal 2014 which makes the period over period product sales data not entirely comparable.

Previously, in addition to our mainline beverage and wellness product sales, we also operated a division which sold wholesale ingredients to other beverage manufacturers. A phase-out of wholesale ingredients sales was a component of our patent settlement agreement with VDF and this phase-out began in early fiscal 2014. Sales of wholesale ingredients comprised $4,200 and $64,242 for the three and nine month periods ended September 30, 2014, versus $108,318 and $342,774 for the three and nine month periods ended September 30, 2013.

When sales of wholesale ingredients are excluded, adjusted product sales for the three and nine month periods ended September 30, 2014 are $328,667 and $1,111,587, respectively, compared with adjusted product sales of $60,944 and $504,404, respectively, for the three and nine month periods ended September 30, 2013.

The exclusion of phased-out wholesale ingredient sales translates to respective comparable consumer product sales increases of 439% and 120% for third quarter comparative three and nine month periods.

We attribute our increases in sales to key initiatives undertaken in fiscal 2014, including our strategic alliance with Splash Beverage Group Inc. which has expanded our distribution network; and our introduction into national chain stores including Walmart, Kroger and Vitamin Shoppe.

Shipping and delivery fees

During the three and nine month periods ended September 30, 2014 we recorded shipping and delivery fees of $8,397 and $85,027 respectively, compared with shipping and delivery fees of $5,319 and $17,055 for the three and nine month periods ended September 30, 2013. This represents increases of 58% and 399% respectively for the three and nine month comparative periods.

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

Along with the current period cost of inventory which has been used for product sales, COGS also includes expensing of inventory which has: (i) been disposed of because it has expired and/or become obsolete; and (ii) been subject to a write-down reserve because the inventory has been deemed to be potentially useful, but has been slow moving for a significant period of time. During the period ended September 30, 2014, we completed an extensive assessment of inventory stocks and disposed of $48,854 of obsolete current inventory, and $18,732 of inventory which previously had previously been reserved. Obsolete inventory was comprised both of raw materials which had expired, old labels which included outdated information, and remaining inventory of a discontinued product.

During the three and nine month periods ended September 30, 2014 COGS were $278,851 and $1,022,761, or 82% and 81% of sales, compared with $115,045 and $541,408, or 66% and 63% of sales for the three and nine month periods ended September 30, 2013. This corresponds to gross margin percentages of 18% and 19% versus 44% and 47% for the comparative three and nine month periods ended September 30, 2014 versus September 30, 2013. We project COGS will decrease over the balance of fiscal 2014 and into fiscal 2015 and gross margin will improve.

We attribute part of the relatively higher COGS for the current period to rush processing fees which were required to meet high demand from new major clients such as Walmart. We project that as our order flow becomes more steady, our COGS will decrease due to the economies of scale from larger production runs.

Additionally, a significant contributing factor in the relative period over period decrease in gross margin is that during fiscal 2014 we have been phasing out our wholesale ingredients business. This phase-out of wholesale ingredients sales was a component of our patent settlement agreement with VDF and this began in early fiscal 2014. Sales of wholesale ingredients earned higher gross margin than our mainline consumer products and the elimination of these sales has impacted our comparative period over period gross margins.

The primary cost of goods sold components for the three and nine month periods ended September 30, 2014 versus the three and nine month periods ended March 31,2013 were as follows: (i) manufacturing costs, which include both in-house and outsourced manufacturing costs, totaled $229,148 and $751,776 versus $72,563 and $430,365, respectively; (ii) packaging which totaled $1,840 and $22,459 versus $588 and $2,408, respectively; (iii) customer shipping which totaled $35,325 and $143,652 versus $22,851 and $70,191, respectively; and (iv) inventory delivery which totaled $8,488 and $39,290 versus $5,867 and $23,340, respectively.

Other Income

During the three and nine month periods ended September 30, 2014 we recorded other income of $nil and $nil compared with other income of $nil and $49,000 for the three and nine month periods ended September 30, 2013. Other income was comprised of a one-time license fees charged for the use of our trademark during the first quarter of fiscal 2013. We do not anticipate further other income item will arise in the near term.

Expenses

Our operating expenses are classified into three categories:

-  Research and development
-  Advertising and marketing
-  General and administrative expenses

Research and Development

Research and development costs were $nil and $3,300, respectively for the three and nine month periods ended September 30, 2014, compared with $nil and $16,326 for the comparative periods ended September 30, 2013; or nil% and negative 80%, respectively. Decreases in research and development costs are attributable to implementation of cooperative R&D efforts with VDF per the terms of the agreements we executed in January 2014. We project R&D costs will remain near current levels for the balance of fiscal 2014.

Advertising and Marketing

Advertising and marketing costs increased by 678% and 865% to $252,404 and $714,309 for the three and nine month periods ended September 30, 2014, compared with $32,452 and $73,988 for the comparative periods ended September 30, 2013. These substantial planned increases are primarily attributable to: (i) increased use of free samples in grocery stores; (ii) fees paid to Splash Beverage Group Inc. ('SBG') under our Sales and Marketing Agreement with SBG, which we implemented to effect a rapid expansion of our beverage products distribution with the U.S.; (iii) a major upgrade of our enterprise website to better facilitate direct sales to consumers; and (iv) expenses for a variety of advertising, graphic design and sponsorship/public relations initiatives.

During the three and nine month comparative periods ended September 30, 2014 versus September 30, 2013: the cost of free samples was $68,047 and $215,638 versus $15,541 and $36,011, respectively, representing increases of 338% and 499%, respectively; sales and marketing fees were $72,046 and $177,242 versus $nil and $nil, respectively, representing increases of 100% and 100% respectively; website expenses were $13,713 and $46,971 versus $16,343 and $18,953, respectively, representing a decrease of 16% and an increase of 148%, respectively; and advertising, graphic design and sponsorship/public relations initiatives comprised $98,598 and $274,458 versus $568 and $19,024, respectively, representing increases of 17,259% and 1,343%, respectively. We project advertising and marketing costs will increase over the balance of fiscal 2014.

General and Administrative

General and administrative costs were $562,494 and $2,473,013, respectively, for the three and nine month periods ended September 30, 2014, compared with $284,564 and $857,525 for the three and nine month period ended September 30, 2013. This includes cash and non-cash components and represents increases of 98% and 188%, respectively, for the comparative three and nine month periods. We project general and administrative expenses will remain at current levels or increase moderately over the balance of fiscal 2014.

Non-cash expenses include option grants amortization expense, stock based compensation expenses, and fixed assets depreciation expense. When non-cash expenses of and $131,252 and $1,176,588 for the three and nine month periods ended September 30, 2014; and $nil and $39,550 for the three and nine month periods ended September 30, 2013 are excluded, general and administrative expenses for the comparative periods show comparative increases of 52% and 58% to $431,242 and $1,296,425 respectively for the three and nine month periods ended September 30, 2014, and $284,564 and $817,975, respectively for the three and nine month periods ended September 30, 2013.

Within expenses paid in cash, major items for the three and nine month comparative periods ended September 30, 2014 versus September 30, 2013 included: (i) wages and contract salaries of $233,487 and $681,227 versus $141,688 and $429,457, respectively, representing respective increases of 65% and 59%; (ii) legal and audit fees of $22,920 and $180,083, respectively, versus $24,762 and $62,260, respectively, representing a decrease of 7% and an increase of 189%, respectively; (iii) VDF license fees expenses of $75,000 and $150,000 versus $nil and $nil, representing increases of 100% and 100%, respectively; and (iv) rent of $35,376 and $79,599 versus $16,506 and $67,541, representing increases of 114% and 18%, respectively.

In the current periods, wage and salary expense increases are due to the addition of executive, warehouse and office support staff; and legal and audit expenses are primarily related to: (a) filing of a series of Form 8-Ks ('Super 8-Ks') to report Form 10 information to shareholders regarding our transition from being a Shell Company to regular SEC reporting status; (b) settlement of our patent dispute with VDF; (c) negotiation of our Equity Line and the filing with the SEC of a Form S-1, and amendments thereto, to bring the Equity Line into being; and (d) filing of our Form S-1 filing to apply for registration of shares issued to the former shareholders of Sandwich Isles Trading Co, Inc. Rent increases primarily due to the tiered increases within our warehouse lease.

Net Loss

Our net losses for the three and nine month periods ended September 30, 2014 were $752,485, or $0.01 per share, and $2,952,527, or $0.04 per share, respectively, compared to $257,480, or $0.00 per share, and $576,014, or $0.01 per share, respectively, for the three and nine month periods ended September 30, 2013.

When respective non-cash expenses of $131,252 and $1,176,588 for the three and nine month periods ended September 30, 2014; and $nil and $39,550 for the three and nine month periods ended September 30, 2013 are excluded, our net losses for the comparative periods respectively improve to $621,233, or $0.01 per share and $1,775,939, or $0.02 per share for the three and nine month periods ended September 30, 2014, compared with $257,480, or $0.00 per share, and $536,464, or $0.01 per share, for the three and nine month periods ended September 30, 2013.

Liquidity and Capital Resources

Our financial position as at September 30, 2014 and December 31, 2013 was as follows:

Net Working Capital
	As of September 30, 2014	As of December 31, 2013

Current Assets	$1,368,433	$640,705
Current Liabilities	95,298	276,957
Net Working Capital (Deficit)	$1,273,135	$363,748

As of September 30, 2014 we had cash on hand of $600,450, accounts receivable of $249,639, net inventory of $514,192, prepaid expenses of $nil, and other current assets of $4,152. This compares with cash of $213,156, accounts receivable of $26,422, net inventory of $309,127, prepaid expenses of $7,500, and other current assets of $3,500 for the comparable period ended December 31, 2013.

Our net working capital increased from a balance of $363,748 at December 31, 2013 to a balance of $1,273,135 at September 30, 2014. This significant increase in working capital was supported by our January 2014 $1,000,000 unit private placement, and $1,700,000 raised from our Equity Line. At present, we estimate we will need to raise capital during the coming twelve months to fund our strategic plans.

Cash Flows
	Nine Months ended September 30, 2014	Nine Months ended September 30, 2013

Net cash (used) by Operating Activities	$(2,298,032)	$(534,165)
Net cash provided/(used) in Investing Activities	(14,674)	-
Net cash provided by Financing Activities	2,700,000	542,803
Increase (decrease) in Cash during the Period	387,294	8,638
Cash, beginning of period	213,156	7,383
Cash, end of period	$600,450	$16,021

Comparative figures for Net cash (used) by Operating Activities is comprised of the net loss of $2,952,527 for the nine month period ended September 30, 2014 versus a net loss $576,014 for the prior period in 2013, and also includes non-cash add-backs of: (i) options grant expense of $797,258 versus $nil, respectively; and (ii) stock based compensation of $378,325 versus $39,550, respectively for the nine month period ended September 30, 2014 versus the nine month period ended September 30, 2013.

Total non-cash items comprise $1,176,588 or 40% of our total net loss for six month period ended September 30, 2014, versus total non-cash items of $39,550, or 7% for the nine month period ended September 30, 2013.

Additionally, Net cash (used) by Operating Activities for the comparative nine month periods of 2014 versus 2013 include key elements comprised of: (i) an increase in accounts receivable of $223,217 versus $48,327, respectively; (ii) a recorded increase in inventory of $124,065 versus a decrease of $87,481, respectively; and (iii) a decrease in accounts payable and accrued liabilities of $183,647 versus an increase of $106,267, respectively.

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements at September 30, 2014 or December 31, 2013 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 19, 2014, we paid our CFO compensation of 25,000 shares at a price of $0.3730 per share, for aggregate compensation of $9,325. These shares were issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to the period ended September 30, 2014, on October 1, 2014, we issued 57,400 restricted common shares to employees as bonus compensation at a price of $0.3449 per share for aggregate deemed compensation of $18,790. These shares were issued to US persons, in accordance with exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Subsequent to the period ended September 30, 2014, on October 24, 2014, we issued 352,759 restricted common shares to a vendor at a price of $0.2835 per share for aggregate deemed fees of $100,007. These shares were issued to a US corporation, in accordance with exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

KONARED CORPORATION

/s/ Shaun Roberts	Dated:	November 4, 2014
Shaun Roberts
President & CEO

/s/ John Dawe	Dated:	November 4, 2014
John Dawe
Chief Financial Officer,
Secretary & Treasurer