Form 10-K
period 2014-12-31
KonaRed Corp
filed 2015-04-13
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

Commission File # 00055208

KONARED CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	99-0366971 (IRS Employer Identification Number)

2829 ALA KALANIKAUMAKA ST., SUITE F-133
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: the aggregate market value of the 34,187,021 common shares of the registrant owned by non-affiliates on June 30, 2014 was $18,717,394 based on a closing price of $0.5475 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 83,496,530 common shares were issued and outstanding as of April 10, 2015.

ii

KONARED CORPORATION

iii

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate Overview

In this annual report on Form 10-K the terms "KonaRed", “we”, “us”, “our”, the "Registrant", and the "Company” mean KonaRed Corporation.

Unless otherwise stated, “$” refers to United States dollars. Our fiscal year end is December 31st.

We were incorporated in the State of Nevada on October 4, 2010 and our predecessor operating business was incorporated in the State of Hawaii on August 22, 2008. Our head office is located at 2829 Ala Kalani Kaumaka St., Suite F-133, Koloa, HI 96756 and our distribution facility is located at 1101 Via Callejon #200, San Clemente, CA 92673-4230.

On September 9, 2013, our Company effected a 13.5 to one forward stock split of our common stock. Unless otherwise indicated, the securities of our company referred to in this annual report on Form 10-K are the securities subsequent to the forward stock split.

The Company’s common stock traded publicly on the OTCQB over-the-counter market ('OTCQB') under the trading symbol: KRED.

Description of Business

Principal Products

Our principal product is our premium coffee fruit wellness drink, KonaRed Antioxidant Juice, offered to retail consumers across the United States and Canada. Previously discarded as a byproduct of coffee production, the fruit surrounding the coffee seed (coffee bean) has been recognized as containing powerful anti-oxidants.

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

●	16 oz. KonaRed Original Antioxidant Juice (2 servings) The 16 oz. superfruit drink enjoys widespread placement in cold juice coolers in a myriad of retail major establishments including Walmart.

Other Products

The second of our distribution channels features our wellness nutritional products. In early 2014 we added the following wellness products which are now available at select locations of Vitamin Shoppe nationwide and in several major chains in Hawaii, including Foodland, CVS Longs, Times Supermarkets, Walmart, 7 Eleven, Whole Foods, and many others:

KonaRed On-the-Go Packs (15 per box)

KonaRed Hawaiian Superfruit Powder
(100% soluble coffee fruit powder)

Use of Patents

A key element of our business is the License we have been provided by VDF FutureCeuticals Inc. ("VDF") which provides us with the use of VDF's coffee fruit patents and Coffeeberry® trademark license. The License Agreement has effectively formed a strategic alliance between KonaRed and VDF and eliminated competition and patent defense costs between the parties for rights to valuable proprietary coffee fruit research and development ("R&D").

The License Agreement provides us with access to use of VDF's patents, as existing and/or modified in the future, along with the processes, products, methods, compositions and know-how developed by VDF related to the patented Coffee Cherry related inventions, trade secrets and know-how.

Operations, Facilities and Distribution Method for Our Products

Our company uses an outsourcing business model based on utilizing third parties for the bulk of our non-core business operations, such as manufacturing and coffee fruit extraction, while maintaining in-house control of critical marketing, product development and warehousing/shipping functions.

Leveraging the early R&D performed at our original Maui facility, we developed the necessary processing and manufacturing intellectual property (“IP”) for processing and manufacturing our base ingredient - the coffee fruit (and have subsequently merged this with the IP provided by VDF). As we transitioned our coffee fruit extraction to contract manufacturers, we closed our Maui facility and moved extraction to a California-based contract manufacturer with close proximity of our San Clemente warehouse, which is comprised of a shared 10,000 square foot facility.

Supply and Distribution for Our Product

Our company’s ability to secure exclusive Kona-based and other Hawaiian coffee fruit has elevated the stature of the home grown brand image and allows our company to operate without constraints in the supply chain far out into the future. We have been successful in securing agreements structured as 5-year arrangements containing roll-over provisions. These agreements are based on our commitment  to exclusively purchase coffee fruit from the supplier, and the supplier is obligated to provide coffee fruit exclusively to our company. Our company’s principal supplier of raw coffee fruit is Greenwell Farms, Inc., a Hawaii corporation with a long established history as a major Hawaiian coffee supplier.

We determine the amount of dried coffee fruit to purchase from our suppliers based on our annual sales forecasts and have historically been accurate at estimating supply quantities based on projected sales. Since the fruit surrounding the coffee bean was previously discarded as a byproduct of coffee production, such raw material has also remained readily available from coffee farms located in Hawaii and internationally. Therefore, although we currently have a principal supplier, in the event that we lose a principal supplier, we are confident that we would be able to secure raw material from other suppliers.

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

For our company’s beverage production, the coffee fruit finished goods are sent to a 3rd party flavor house which makes the KonaRed concentrate and then ships it to our company’s bottling vendors. Notably, we own the proprietary beverage formulas. Pallets of the ready-to-drink product items (defined as "Stock-keeping Units", or "SKUs") are then shipped back to our company’s warehouse, or third party inventory transit service providers, and disseminated to either distributors, or shipped directly to retailers.

Market

We believe our company has established a frontrunner position in the coffee fruit category, boasting a numerous retail entrees since its recent product launch. We first establish our products in the upstart coffee fruit sector on our home turf in Hawaii and then have expanded across the USA and Canada by winning placements at Walmart, Kroger, Vitamin Shoppe and other major retailers. Moving forward we plan to consolidate and expand on our domestic success and work toward developing international distribution opportunities in South East Asia, beginning with Japan, Korea and China.

Expansion into Japan

Subsequent to the year ended December 31, 2014, on April 1, 2015 we began the process of expansion into Japan by executing an agreement with Asplund Co. Ltd. for distribution of our beverage products into 250 retail stores specializing in nutritional products.

Sales Strategy

The sales strategy for our beverage products is now centered on distribution using a master distributor with North American reach. With respect to our line of wellness supplement products, such as our 'On-The-Go Packets', and '100% Hawaiian CoffeeBerry® Powder in 16oz. Tubs', we ship directly from our warehouse to customers such as Vitamin Shoppe. Management has also retained manufacturers’ sales representatives who work to calibrate our overall sales efforts. During the roll-out, we've learned the importance of supporting its distributor network with internal “on the ground” sales personnel. Particularly for an emerging product, merchandising follow-up, dialog with store managers and coordination of promotions and pricing are critical in maintaining brand momentum.

We focus our marketing efforts on in-store product demos, where our reps offer free samples to potential customers. Demos are often outsourced to specialists in the field and have represented a major expenditure for our business. Our company has employed co-op advertising and special promotions in conjunction with our retail partners when deemed appropriate in its brand building efforts.

Although KonaRed was invented as a wellness product, we believe consumer acceptance of our beverage products now places us both within the 'functional beverage' and 'premium juice' retail categories. A 'functional beverage' is defined as one which has certain attributes, such as Antioxidants, whereas a 'premium juice' is simply a tasty product which consumers enjoy.

We monitor industry pricing levels carefully and our beverage pricing levels are adjusted to reflect the current pricing dynamics.

The entrance of leading beverage monoliths into the functional beverage category has tightened pricing but also created a vibrant mergers and acquisitions environment for emerging brands like KonaRed.

Takeovers and mergers are a hallmark of our industry. Recent beverage industry deals have included:

●	Coca Cola acquired Zico Coconut Water in January 2014;
●	Pepsi acquired a majority stake in O.N.E. Coconut Water in April 2012;
●	InBev has made a series of investments in Sambazon (in August 2012, December 2011, and December 2008);
●	InBev has also made a series of investments in Vita Coco in May 2012 and December 2010; and
●	Undertaking of a long-term strategic deal wherein Coca-Cola will acquire an approximately 16.7% equity stake

Market Development and Metrics

Our long-term objective is to develop KonaRed into a nutritional company which supplies consumers with a variety of high quality food and beverage products. We plan to achieve this based on a strategy of expanding our retail footprint through a series of revenue generating distribution channels.

Presently, our predominant focus is our beverage business and we are generating revenues through the following distribution channels:

●
Direct Store Distributors:
The direct store distributors (“DSDs”) channel comprises wholesale distributors who maintain in-house inventories of multiple brands of beverage products, such as juices, beer, and water, which they sell to retail stores and other wholesalers. Examples of our DSD customers presently include: Paradise Beverages in Hawaii, and John Lenore in San Diego. DSD is a business process that manufacturers use to both sell and distribute goods directly to point of sales or point of consumption including additional product and market related services such as merchandising.  In order to fulfill growing demand from retailers, DSDs specializing in the beverage channels are expanding their functional beverage categories to include the type of products in which KonaRed specializes

●
Broadline Distributors:
The broadline distributors channel includes wholesalers who specialize in distribution of natural food products to retail stores. Examples of our broadline distributor customers presently include: United Natural Foods Inc. (“UNFI”), DPI Specialty Foods (“DPI”), and Nature’s Best. A broadline distributor services a wide variety of accounts with a wide variety of products ranging from food, beverages and supplies in the natural channel selling to retailers like Whole Foods Markets and Sprouts.

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

●
Direct to Consumer:
The KonaRed brand has gained an increasing following of Internet based customers who purchase our products directly through our website. We plan to expand this channel though on-line marketing initiatives in parallel with our brand recognition marketing campaigns

●	Raw Material Ingredient Sales: We have historically had demand for coffee fruit raw ingredient materials and plan to expand this revenue channel in cooperation with VDF as opportunities arise.

To develop this strategy we continually evaluate: product line sales, product line specific gross margin, individual products costs and pricing of individual product lines. Growth of our retail footprint will continue to be evaluated through the growth of our client base in each specific distribution channel.

In summary, our sales expansion priorities are:

(1)  expansion of wholesale distribution
(2)  retail chain success
(3)  growth of direct to retail sales
(4)  growth of direct to consumer sales, and
(5)  exploration of new opportunities for raw material ingredient sales.

To fulfill our sales expansion objectives, we intend to raise capital by pursuing a diversified range of financing strategies which may include a mixture of conventional and convertible debt and equity instruments. We cannot predict precisely at this time what will be the composition of these financings, but will seek capital arrangements which achieve a balance of minimizing our financing costs and maintaining maximum shareholder value.

During fiscal 2014 we have experienced reduced gross margin due to the need for rush production runs to supply new clients. We are evaluating methods to improve gross margin, along with increasing sales volume so as to decrease unit production costs. If sufficient capital is not raised to support our business model, no new KonaRed consumer products will be launched and we will continue to service our existing markets without expansion into new DSDs. We anticipate that a lack of new capital may limit our sales growth over the coming year.

Milestones

During the year ended December 31, 2014 we successfully expanded our distribution channels by:

(i)	launching two new beverages: KonaRed Coconut Water and KonaRed Green Tea

(ii)	addition of 14 new DSD locations to create total broadline distribution of 43 locations

(iii)	addition of a major retail customer based on a ship direct distribution relationship

(iv)	expansion into an additional major market using a broadline natural channel distributor

(v)	launching two new KonaRed wellness products: 'On-the-Go packs' and 'Hawaiian Superfruit Powder - 100 percent water soluble coffee fruit powder in a tub'.

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

Intellectual Property

KonaRed® is a registered trademark in the United States and in Japan and we intend to seek a number of trademarks for slogans and product designs. We also hold trademark rights to the “Paradise in a Bottle®” tag line; and rights to a suite of international CoffeeBerry® trademarks provided under our License with VDF. We believe we have the rights to use the necessary processing and manufacturing intellectual property relating to processing and manufacturing our base ingredient (the coffee fruit) and our proprietary beverage formulas. However, we do not own the manufacturing process for making the finished beverages. We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

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

Partnership Initiative with VDF FutureCeuticals Inc.

To the mutual satisfaction of the parties, on January 28, 2014 KonaRed settled a patent dispute which had been pending since 2011 with VDF by forming a partnership with them.

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

Research and Development Costs During the Last Two Years

Benefiting from its relationship with VDF, KonaRed has been able to reduce its R&D costs over fiscal years 2014 and 2014, having spent approximately $3,931 and $18,710, respectively.

Our R&D has focused on quinic acid, an antioxidant that is in greater abundance in the KonaRed beverage than any other molecule. With a molar mass of 192.17 g/mol, quinic acid is small by comparison to other organic chemicals known as polyphenols. Much of our research has been directed towards attempts to confirm whether there is a correlation between small molecular mass and high bioavailability (the body’s ability to readily absorb a substance introduced). In addition, our research has been focused on whether antioxidants with a high oxygen radical absorbance capacity, a method of measuring antioxidant capacities in biological samples, and a high bioavailability may provide a way to increase one’s cellular metabolic efficiency (“CME”). We believe that it is possible that increased CME may result in increased energy, reduction of metabolic oxygen related stress at the cellular level and reduction of inflammation. We intend to continue our research to the extent of our limited funds and to examine whether the consumption of KonaRed products, if established as substances that increase CME, might provide positive effects on human health  by decelerating the death of cells without negative side effects. Such research is in a very preliminary stage, there is no proof that KonaRed can produce health benefits for humans, and we do not have the funds required to conduct an extensive research program on the matter.

In 2012, a series of tests were conducted at Cayetano University in Lima, Peru by a team of research physicians to determine the antiviral and anti-inflammatory properties of KonaRed in a clinical environment. The Cayetano University studies were commissioned by our Company. They were in-vitro (test tube) based studies and not human trials. The KonaRed extract was found to improve cell viability, increase T cell proliferation and improve antiviral defense. The foregoing conclusions were based on the results of antiviral activity and cell proliferate effect of KonaRed on mice.

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

Employees

In addition to Shaun Roberts, who is our president, chief executive officer and a director and John Dawe, who is our chief financing officer, treasurer, secretary and director, we currently employ 7 full time and 3 part employees whom all work in the United States. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research; and as needed we engage the services of other professionals for legal, audit and other technical services. We intend to expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

Our actual results may differ materially from the results anticipated in any forward-looking statements in this Report due to a variety of factors, including, without limitation those set forth as "Risk Factors" in our Form S-1 which became Effective on December 16, 2014. This can be found along with all our filings  with the SEC at www.sec.gov.

There may be other factors included in the Company's filings with the SEC that may cause actual results to differ materially from those projected in any forward-looking statement. The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located at 2829 Ala Kalani Kaumaka St. Suite F-133 Koloa, HI 96756. This leased property consists of approximately 1,000 square feet of office space.

Our warehouse and distribution center is located at 1101 Via Callejon - #200, San Clemente, California 92673-4230 comprised of 2,558 square feet of office area and 8,344 square feet of warehouse area. Our company shares a two-year lease for this 10,000 square foot facility with Malie, Inc., (“Malie”) a company owned by our CEO and his spouse. On March 17, 2013, the Company and Malie extended the lease for an additional 24 month term to May 31, 2016 and committed to total lease payments of: (i) $9,812 for June 1, 2014 to May 31,2015; and (ii) $10,139 for June 1, 2015 to May 31, 2016. The Company's portion of payments under the extended term are: (i) 7,539 for June 1, 2014 to May 31,2015; and (ii) $7,790 for June 1, 2015 to May 31, 2016.

We believe that the condition of our principal office and warehouse are satisfactory, suitable and adequate for our current needs.

Fixed assets currently shown on our balance sheet are comprised of furniture and warehouse fixtures and at present the Company has no material property balances which are classified as assets under generally accepted accounting principles.

ITEM 3. LEGAL PROCEEDINGS

Subsequent to the year ended December 31, 2014, on March 27, 2015 we received correspondence from an attorney which alleged a service provider who provided us with social media postings services had violated the copyright of two related clients regarding certain pictures used by the service provider. The possibility of court proceedings in this matter is considered to be remote and any damages we may pay in this matter are not currently estimable. Other than this matter, there are no material, active, or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our officer and director, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTCQB over-the-counter stock market ("OTCQB") under the symbol: 'KRED'. Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a major national securities exchange. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

The following table sets forth the high, low and closing prices for our Common Stock per quarter as reported by NASDAQ.COM for the years ended December 31, 2014 and December 31, 2013. These prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended:	High	Low

FY2013:
March 31, 2013	$-	$-
June 30, 2013	$-	$-
September 30, 2013	$-	$-
December 31, 2013	$0.80	$0.63
FY2014:
March 31, 2014	$1.36	$0.654
June 30, 2014	$0.789	$0.48
September 30, 2014	$0.5475	$0.25
December 31, 2014	$0.3473	$0.1359

Shareholders

On April 10, 2015 there were 175 shareholders of record of the 83,496,530 shares outstanding of our common stock.

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

Re-Purchase of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 12, 2013, the Company adopted an incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan allows for the issuance of up to 11,000,000 options to acquire 11,000,000 restricted shares of the Company's common stock, with a maximum exercise period of ten years, to be granted to eligible employees, officers, directors, and consultants. To date, 6,750,000 options have been issued under the Stock Option Plan.

Additionally, we have in place a Form S-8 share compensation plan totaling 5,000,000 registered shares reserved for issuance which was authorized by the Board on May 27, 2014. 500,000 shares were issued under this plan during the year ended December 31, 2014, leaving a balance of 4,500,000 registered potentially issuable shares.

Recent Sales of Unregistered Securities

On October 1, 2014, 57,400 restricted common shares were issued to two employees for prior services rendered at a price of $0.0752 for deemed compensation of $4,317. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

During the year ended 2014, we issued a total of 4,052,759 restricted common shares to a service provider for services rendered. These issuances were: (i) 352,759 at $0.2835 per share on October 21, 2014; (ii) 2,000,000 at $0.251 on December 2, 2014; and (iii) 1,700,000 at $0.141 on December 31, 2014, for aggregate deemed compensation of $841,707. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

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

The following discussion and the information provided above in Item 1 - Description of Business contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. Our actual results may differ materially from the results anticipated in any forward-looking statements in this Report due to a variety of factors, including, without limitation those set forth as "Risk Factors" in our Form S-1 which became Effective on December 16, 2014. This can be found along with all our filings  to the SEC at www.sec.gov.

Overview

KonaRed Corporation (“KonaRed”, "KonaRed Corporation", "us", “we”, the “Registrant”, or the “Company”) was incorporated in the State of Nevada on October 4, 2010 as TeamUpSport Inc. Prior to, and in anticipation of, closing of an asset purchase agreement (the "Asset Agreement") with Sandwich Isles Trading Co, Inc., on September 9, 2013 our company effected a name change by merging with our wholly-owned Nevada subsidiary named “KonaRed Corporation” with our company as the surviving corporation under the new name “KonaRed Corporation”. On October 4, 2013 pursuant to the terms the Asset Agreement, we acquired substantially all of the assets, property and undertaking of the health beverage and food business (the "Business") operated under the name “KonaRed” from Sandwich Isles Trading Co., Inc. ("SITC") which was a private company incorporated in Hawaii on August 22, 2008 and dissolved on May 23, 2014. As a result of October 4, 2013 acquisition of the Business from Sandwich Isles Trading Co., Inc. ("SITC") we ceased to be a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

This annual report on Form 10-K is being filed by our company for the second fiscal year end following completion of our acquisition on October 4, 2013 of substantially all of the assets, property and undertaking of the health beverage and food business operated under the name “KonaRed” (the “Business”) from Sandwich Isles Trading Co. Inc. (“SITC”), a private Hawaiian corporation, pursuant to the terms of an asset purchase agreement (the "Asset Agreement"). As a result of our acquisition of the Business from SITC, we ceased to be a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”). We determined to treat the acquisition as a reverse recapitalization for accounting purposes, with SITC as the acquirer for accounting purposes. As such, the prior year financial information, including the operating and financial results, audited financial statements, included in this annual report on Form 10-K include the results of SITC for the period from January 1, 2013 to October 3, 2013, rather than that of our predecessor company TeamUpSport Inc. prior to the completion of the Asset Agreement.

Recent Developments

●
VDF Patent Settlement & Formation of Co-operative Relationship
On January 28, 2014 we came to a mutually beneficial resolution with VDF FutureCeuticalsInc. ('VDF') regarding apatent dispute. This resolution has formed a new co-operativerelationship between KonaRed and VDF which we expect will provide substantial value over thecoming years.

●
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

●
Nutritional Industry Giant The Vitamin Shoppe begins carrying KonaRed products in select Vitamin Shoppe locations in 37 states across the U.S.
This product rollout includes KonaRed On-the-Go Packets and 100% Hawaiian Coffeeberry in 150 Gram Tubs. The Vitamin Shoppe conducts business through more than 640 company operated retail stores under The Vitamin Shoppe, Super Supplements and Vitapath retail banners, and through its website.

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
Our expansion continued during the summer with introduction into the New York metropolitanarea via Preferred Beverage Distributors. Preferred Beverage has proven experience and reach inthe five New York City boroughs - Manhattan, the Bronx, Queens, Brooklyn, Staten Island, as well as Nassau, Suffolk and Westchester counties, and this launch is another significant step in our national roll-out.

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

●
Distribution agreement signed with Dixon Marketing, Inc. ('DMI').  DMI is a highly respected leader in the military marketplace and will help KonaRed to bring its products to an entirely new consumer market. DMI was formed in 1964 and is a worldwide, full service military sales and marketing agency servicing U.S. military base commissaries and other military requirements.

●	Beverage distribution expands into 978 Kroger family stores throughout the U.S. Stores include Kroger, Ralphs, Food4Less and Fred Meyer, among the many names well known to shoppers nationally.

●
CEO Shaun Roberts chosen  as a contributor for the Food Navigator-USA & BeverageDaily Innovation Summit. On February 4, 2015, CEO Roberts served as an expert panelist on “Live! Entrepreneurs to Watch” broadcast.

●	Distribution Milestone - By year end December 31, 2014 we had added 14 new DSD locations to expand our broadline distribution network to a total of 43 locations.

●
Whole Foods Market begins offering KonaRed’s On-the-Go Powder Packs and Powder Tubs. These new deliveries flowing through key distributor, United Natural Foods Inc. ('UNFI') were the first going out to a group of 12 Whole Foods Stores located in multiple states including California with stores in Venice, El Segundo, West Hollywood and San Luis Obispo.

●
In-store customer demos expand at 225 Kroger and Kroger Banner stores across the nation. During February 2015, KonaRed demoed all three of its beverage flavors including Hawaiian Superfruit Antioxidant Juice Original, Hawaiian Superfruit Antioxidant Juice with Coconut Water, and Hawaiian Superfruit Antioxidant Juice with Organic Green Tea at 225 Kroger, King Soopers, Ralph's and Fred Meyer stores.

●
New distributor, Natural Foods Center is added to KonaRed distribution network. Natural Foods Center is a Northwest based company that warehouses and distributes natural, organic, specialty and gluten free foods in the Northwest region, Alaska and the West Coast. KonaRed will use Natural Foods Center as a distributor for its KonaRed Superfruit Powder On-the-Go Packs and Tubs.

●
KonaRed partner VDF FutureCeuticals featured article: “Cognitive health appeals to all demographics” published in the February 16, 2015 edition of Beverage Industry. The article cites that the coffee fruit extract that is used in KonaRed’s beverages and supplement powders has been reported to increase serum levels of certain proteins linked to mood and memory, and may provide cognitive health benefits that appeal to all demographics. The article spotlights that Alzheimer’s disease and dementia-related payments came to $214 billion in 2014, and focuses on cognitive health and CoffeeBerry® coffee fruits’ potential role in brain health. An excerpt from the article states:

“In the case of CoffeeBerry® coffee fruit extract, we discovered that it has a unique capacity to increase serum levels of brain-derived neurotropic factor (BDNF), which is a key neuro-protein involved in cognition, mood and other key neuro-processes. We chose to focus on cognition and mood, given the enormous public interest in cognitive and mental health at all age levels. Baby boomers frequently cite cognitive health as their No. 1 concern, and younger people are motivated to take action now to help ensure a higher quality of life as they age.”

●
Expansion into Japan
We have now begun the process of expansion into Japan by executing an agreement with Asplund Co. Ltd. for distribution of our beverage products into 250 retail stores specializing in nutritional products.

Research Studies

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

Critical Accounting Policies

Basis of presentation

The financial statements of the company have been prepared in accordance with the accounting principles generally accepted in the United States of America ('GAAP').

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

Revenue recognition

Sales revenue consists of amounts earned from customers through the sale of its consumer products and from delivery fees. Sales revenue is recognized when persuasive evidence of an arrangement exists, price is fixed or determinable, title to and risk of loss for the product has passed, which is generally when the products are received by the customers, and collectability is reasonably assured. Customers accept good FOB shipping point. Goods are sold on a final sale basis and in the normal course of business the Company does not accept sales returns.

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of our Company for the years ended December 31, 2014 and December 31, 2013. A summary is as follows:

	Year ended December 31, 2014	Year ended December 31, 2013

Net sales	$1,254,234	$905,799
Cost of goods sold	1,094,037	447,569
GROSS MARGIN	160,197	458,230
Research and development	3,931	18,710
Advertising and marketing	967,164	143,061
General and administrative	1,725,569	3,241,069
Non-cash compensation	2,066,991	1,000,975
Operating expenses	4,763,655	4,403,815
Loss from operations	(4,603,458)	(3,896,585)
Other income	1,838	49,000
Interest expense	(1,007)	(15,693)
NET LOSS	$(4,602,627)	$(3,912,278)
Net loss per share, fully diluted	$(0.06)	$(0.06)

Revenue and net sales

Net sales are comprised of product sales and shipping and delivery fees. During the year ended December 31, 2014 we recorded net sales of $1,254,234 compared with $905,779 for the year ended December 31, 2013, representing an increase of 39%. Product sales and shipping and delivery fees for the year ended December 31, 2014 were $1,160,941 and $93,293 respectively, compared with $889,932 and $15,867 for the year ended December 31, 2013.

We note a change of product mix occurred in early fiscal 2014 which makes period over period product sales data not entirely comparable. During 2013, in addition to our mainline beverage and wellness product sales, we also actively operated a division which sold raw material ingredients to other beverage manufacturers. During 2014 we initiated a plan to phase-out our raw material ingredients sales and volume from this division decreased steadily over the course of fiscal 2014. Sales of raw material ingredients comprised $72,823 for the year ended December 31, 2014, versus $285,160 for the year ended December 31, 2013.

When sales of raw material ingredients are excluded, our adjusted comparative product sales for the years ended December 31, 2014 and December 31, 2013 are $1,088,118 versus $604,772, representing an increase of 80% in our consumer product sales.

We attribute increases in sales during the year ended December 31, 2014 to the success of our efforts to expand our distribution network. This has included introduction of our products into national chain stores including Walmart, Kroger and Vitamin Shoppe.

Cost of Goods Sold

As referenced in our Description of Business above, our production is based on an outsourcing business model which utilizes third parties for the bulk of our non-core business operations, such as coffee fruit extraction and product manufacturing. The main component of our cost of goods sold ('COGS') relates to costing the finished goods which are drawn from our inventory when sold. These finished goods primarily include bottles of different types of our coffee beverages in various container and lot sizes which have been manufactured in a staged process for us by third parties and delivered to our warehouse, or to inventory logistics service providers, for distribution. Costing is done on applying specific unit sales to unit product costs based on the costs per unit recorded in our inventory system. Costs per unit in the inventory system include per unit manufacturing charges from outsource manufacturers.

Along with the current period cost of inventory which has been used for product sales, COGS also includes expensing of inventory which has: (i) been disposed of because it has expired and/or become obsolete; and (ii) been subject to a write-down reserve because the inventory has been deemed to be potentially useful, but has been slow moving for a significant period of time. During the period ended December 31, 2014, we disposed of $49,249 of obsolete current inventory, net of $18,732 of inventory which previously had previously been reserved. At year end December 31, 2014 we had no further reserves of outdated inventory. Obsolete inventory was comprised both of raw materials which had expired, old labels which included outdated information, and remaining inventory of a discontinued product.

For the years ended December 31, 2014 and December 31, 2013, COGS were $1,094,037 and $447,569, or 87% and 49% of sales. This corresponds to gross margin percentages of 13% and 51%. We attribute part of the relatively higher COGS for the current period to rush processing and delivery costs which were required to meet high demand from new major clients such as Walmart. As order flow becomes more steady we should benefit from regularized shipping arrangements and the economies of scale of larger production runs. We project COGS will decrease during fiscal 2015 and gross margin will improve.

Additionally, a significant contributing factor in the relative period over period difference in gross margin is the impact of data from our raw material ingredient sales. Sales of wholesale raw material ingredients earn a higher gross margin than our mainline consumer products and the elimination of these sales has impacted our comparative period over period gross margins.

Subsequent to the year ended December 31, 2014 we have re-evaluated our sales mix strategy and are considering a re-start of our raw material ingredients sales division in cooperation with VDF.

COGS primary components for the years ended December 31, 2014 and December 31, 2013 are as follows: (i) manufacturing costs, which include both in-house and outsourced manufacturing costs, totaled $746,377 versus $437,107, respectively; (ii) customer shipping which totaled $175,515 versus $86,748, respectively; (iii) shipping and inventory delivery which totaled $61,563 versus $39,912, respectively. and (iv) packaging which totaled $44,902 versus $6,320, respectively.

Operating Expenses

Our operating expenses are classified into three categories:

-  Research and development
-  Advertising and marketing
-  General and administrative expenses

Research and Development

Research and development costs were $3,931 and $18,710, respectively for years ended December 31, 2014 and December 31, 2103, respectively, for a comparative decrease of 79%. Decreases in research and development costs are attributable to implementation of cooperative R&D efforts with our research partner VDF. We project R&D costs will remain near current levels during the upcoming fiscal year.

Advertising and Marketing

Advertising and marketing costs increased by 576% to $967,164 for the year ended December 31, 2014, compared with $143,061 for the year ended December 31, 2013. These substantial planned increases were planned and are primarily attributable to: (i) fees paid to our master distributor for sales and marketing fees; (ii) increased use of free sample demonstrations ('Demos') in grocery stores; (iii) advertising and graphic art; (iv) a major upgrade of our enterprise website to better facilitate direct sales to consumers; and (v) other marketing expenses including sponsorship and public relations initiatives.

During the years ended December 31, 2014 versus December 31, 2013: (i) sales and marketing fees were $241,306 versus $nil, representing an increase of 100%; (ii) the cost of free sample Demos was $231,883 versus $59,788, representing an increase of 288%; (iii) advertising and graphic art costs were $160,548 versus $34,558, representing an increase of 365%; (iv) website expenses were $75,976 versus $21,661, representing an increase of 250%; and (iv) other marketing expenses including sponsorship and public relations initiatives totaled $357,451 versus $27,054, respectively, representing an increase of 1,222%. We project advertising and marketing costs will continue to increase during our upcoming fiscal year.

General and Administrative

General and administrative ('G&A') costs were $3,792,560 for the year ended December 31, 2014 compared to $4,242,044 for the year ended December 31, 2013, representing a decrease of 11%. We project general and administrative expenses will remain at current levels or increase moderately during the coming fiscal year.

G&A costs include cash expand non-cash expenses. Non-cash expenses include Black-Scholes option and warrant grant costing and amortization expenses, stock based compensation expenses, stock issued for services, and depreciation expenses. For the years ended December 31, 2014 and December 31, 2013, G&A cash expenses comprised $1,743,219 and $1,000,306 or 46% and 26% respectively of total expenses; and G&A non-cash expenses comprised $2,049,341 and $2,911,972, or 54% and 74% respectively of total expenses. Year over year G&A cash expenses increased by 74% and G&A non-cash expenses decreased by 30%.

Major items within expenses paid in cash for years ended December 31, 2014 and December 31, 2013 included: (i) payroll of $745,262 versus $421,855, representing an  increase of 77%; (ii) professional and consultant fees of $337,316 versus $395,509, representing a decrease of 15%; (iii) VDF License fees and related interest expenses of $150,791 versus $nil, representing an increase of 100%; and (iv) total rent expenses of $113,356 versus $79,987, representing an increase of 42%.

During the year ended December 31, 2014, payroll increases were due to the addition of executive, warehouse and office support staff. Professional and consulting fees increases related to legal and audit expenses for: (a) filing of a series of Form 8-Ks ('Super 8-Ks') to report Form 10 information to shareholders regarding our transition from being a Shell Company to regular SEC reporting status; (b) our patent settlement with VDF; (c) negotiation of our Equity Line and the filing with the SEC of a Form S-1, and amendments thereto, to bring the Equity Line into being; and (d) filing of our Form S-1 filing to apply for registration of shares issued to the former shareholders of Sandwich Isles Trading Co, Inc. Rent increases were due to the tiered increases within our warehouse lease and the addition of office space.

Other Income

During the years ended December 31, 2014 and December 31, 2013, we recorded other income of $1,838, comprised of a non-cash entry to record a change in the fair market value of a derivative liability; and $49,000, comprised of a one-time license fees charged for the use of our trademark during the first quarter of fiscal 2013, respectively. Other than further non-cash derivative related gains or losses which may arise during the coming year, we do not project further other income items in the near term.

Net Loss

Our net losses for the years ended December 31, 2014 versus December 31, 2013 were $4,602,627, or $0.06 per share, and $3,912,278, or $0.06 per share.

Liquidity and Capital Resources

Our financial position as at December 31, 2014 and December 31, 2013 was as follows:

Net Working Capital
	As of December 31, 2014	As of December 31, 2013

Current Assets	$843,217	$640,705
Current Liabilities	347,795	276,957
Net Working Capital (Deficit)	$495,422	$363,748

As of December 31, 2014 we had cash on hand of $39,987, accounts receivable of $278,240, inventory of $508,338, prepaid expenses of $16,000, and other current assets of $652. This compares with cash of $213,156, accounts receivable of $26,422, inventory of $390,127, prepaid expenses of $7,500, and other current assets of $3,500 for the comparable period ended December 31, 2013.

Our net working capital increased to a balance of $495,422 at December 31, 2014 from a balance of $363,748 at December 31, 2013. At present, we estimate we will need to raise capital during the coming twelve months to fund our strategic plans.

Cash Flows
	Year ended December 31, 2014	Year ended December 31, 2013

Net cash (used) by operating activities	$(3,008,496)	$(1,601,817)
Net cash provided/(used) in investing activities	(14,674)	-
Net cash provided by financing activities	2,850,001	1,807,590
Increase (decrease) in cash during the period	(173,169)	205,773
Cash, beginning of period	213,156	7,383
Cash, end of period	$39,987	$213,156

Comparative figures for Net cash (used) by Operating Activities is comprised of the net loss of $4,602,627 for the year ended December 31, 2014 versus a net loss $3,912,278 for the year ended December 31, 2013, and also includes comparative non-cash add-backs of: (i) Black-Scholes options grant expenses of $807,161 versus $1,000,975, respectively; (ii) Black-Scholes warrant issuance expenses of $nil and $1,861,803, respectively; and (iii) stock issued for compensation, stock issued for services, and stock issued for settlement of related party accounts payable totaling $1,239,830 versus $67,050, respectively.

Total non-cash items comprise $2,049,556 or 54% of our total net loss of $4,602,627 for year ended December 31, 2014, versus total non-cash items of $2,944,150, or 75% of our total net loss of $3,912,278 for the year ended December 31, 2013.

Other key elements included in net cash (used) by operating activities for the comparative years ended December 31, 2014 versus December 31, 2013 comprised: (i) decreases in accounts receivable of $254,022 versus $34,009, respectively; (ii) decreases in inventory of $118,211 versus $236,635, respectively; (iii) decreases in accounts payable and accrued liabilities of $79,501 versus $222,067, respectively; and (iv) decreases in accounts payable - related parties of $nil versus $143,122, respectively.

Private Placements

To meet our fund raising objectives, on January 27, 2014 the Company closed two private placements unit sales which raised $1,000,000; and on February 5, 2014, the Company entered into an Equity Line agreement which raised $1,700,000 in shares sales during fiscal 2014.

Additionally, subsequent to the year ended December 31, 2014, on January 20, 2015, we entered into an agreement for the issuance of up to $1,100,000 of unsecured subordinated convertible debentures maturing 18 months from each issuance date. On execution date, the Company issued a debenture in the principal amount of $440,000 (which includes $40,000 in original issue discount) for $400,000 in cash. The Company may issue to Lender an additional $660,000 in Debentures consisting of two additional convertible debenture, each in the principal amount of $330,000, including $30,000 of original issue discount

Debt

On January 28, 2014, pursuant to our patent settlement with VDF, we issued a senior convertible note (the "Senior Convertible Note") to VDF, whereby we promised to pay VDF a principal amount equal to the sum of: (i) the aggregate amount of accrued and unpaid License fee payments, plus (ii) accrued interest on the Senior Convertible Note. The maturity of the Senior Convertible Note is December 31, 2018 unless the Senior Convertible Note is accelerated pursuant to an event of default or the License Agreement is terminated and all accrued and unpaid obligations under the Senior Convertible Note have been paid. Interest on the Senior Convertible Note is 7% per annum, subject to an adjustment to 12% for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. At any time VDF has the option to convert any principal outstanding on the Senior Convertible Note into shares of our common stock at a Conversion Price determined by the terms of the Senior Convertible Note. Key terms of the Senior Convertible Note include that: (i) VDF is granted an adjustment to the conversion price upon the issuance of shares of our common stock, stock options or other convertible securities; (ii) no indebtedness shall rank senior to the payments due under the Senior Convertible Note unless prior written consent of VDF is obtained; and (iii) payments under the Senior Convertible Note are secured by a Security Agreement.

The Senior Convertible Note provides that we may, at our option, have regularly scheduled License fee payments treated as debt and rolled over into the Senior Convertible Note. To date, we have rolled-over two License fee payments of $75,000 each, plus accrued interest for the year ended December 31, 2014 of $791 for a total of $150,791, to create an outstanding balance of $140,001 on the Senior Convertible Note at December 31, 2014, after taking account of a net discount on the note of $10,790 arising from an embedded derivative.

Originally the Conversion Price of the Senior Convertible Note was $0.65 per share. On December 19, 2014, this was adjusted to $0.6163 per share based on our issuance of stock options; and subsequent to the year ended December 31, 2014, on January 20, 2015 the Conversion Price was adjusted to $0.5623 based on our issuance of an unsecured, subordinate convertible debenture.

Other than the Senior Convertible Note, there was no other debt outstanding at December 31, 2014.

The following information is provided regarding amounts shown in our Statements of Cash Flows for the year ended December 31, 2013:

During the year ended December 31, 2012, we issued a term loan to a third party creditor. During the year ended December 31, 2012 interest of $3,863 accrued on this loan and as recorded in our Statements of Cash Flows, during fiscal 2013, a payment of $3,863 was made to the creditor and this fully repaid and terminated the loan.

On January 12, 2012, our company entered into a working line of credit agreement with the same creditor and this working line of credit expired on January 12, 2014. During the year ended December 31, 2013, we made repayments totaling $113,547 and there were no amounts owed by the Company toward the line of credit

In June 2013, we issued a $500,000 secured promissory note to a different creditor, which note was due on December 1, 2013. This note was assigned by the original creditor to a different creditor in full and in connection with the closing of the Asset Purchase on October 4, 2013, the final creditor converted the note into 1,111,111 shares of our common stock at a price of $0.45 per share. As part of the conversion agreement, the creditor waived right to any interest payments on the secure promissory note and the outstanding debt of $500,000 was deemed paid in full.

On January 12, 2013, the Company received a shareholder loan of $10,000 from a non-affiliated shareholder of the Company and such loan was repaid with accrued interest on November 5, 2013.

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements at December 31, 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
KonaRed Corporation

We have audited the accompanying balance sheet of KonaRed Corporation (the Company) as of December 31, 2014, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. The financial statements of KonaRed Corporation as of December 31, 2013 were audited by other auditors whose report dated March 17, 2014, expressed an unqualified opinion, except for an emphasis of a matter paragraph regarding the Company's ability to continue as a going concern.. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KonaRed Corporation as of December 31, 2014, and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 10, 2015

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

/s/ Anton & Chia, LLP
Anton & Chia, LLP
Newport Beach, California
March 17, 2014

KONARED CORPORATION
BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$39,987	$213,156
Accounts receivable	278,240	26,422
Inventory	508,338	390,127
Prepaid expenses	16,000	7,500
Other current assets	652	3,500
TOTAL CURRENT ASSETS	843,217	640,705

OTHER ASSETS
Fixed assets (net of accumulated depreciation)	12,691	—
TOTAL ASSETS	$855,908	$640,705

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$195,183	$275,475
Convertible note payable, net of discount	140,001	—
Unearned revenue	3,443	1,482
Derivative liability	9,168	—
TOTAL CURRENT LIABILITIES	347,795	276,957

TOTAL LIABILITIES	347,795	276,957

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred shares, 10,000 shares with par value $0.001 authorized; no shares issued and outstanding at December 31, 2014 and December 31, 2013.	—	—
Common shares, 877,500,000 shares with par value $0.001 authorized; 83,496,530 and 72,366,667 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	83,497	72,367
Additional paid in capital	16,705,636	11,969,774
Accumulated deficit	(16,281,020)	(11,678,393)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	508,113	363,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$855,908	$640,705

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF OPERATIONS

	Year ended December 31, 2014	Year ended December 31, 2013

REVENUE:
Product sales	$1,160,941	$889,932
Shipping and delivery	93,293	15,867
Net sales	1,254,234	905,799

Cost of goods sold	1,094,037	447,569
GROSS MARGIN	160,197	458,230

OPERATING EXPENSES:
Research and development	3,931	18,710
Advertising and marketing	967,164	143,061
General and administrative expenses	3,792,560	4,242,044
Total operating expenses	4,763,655	4,403,815

Loss from operations	(4,603,458)	(3,945,585)

OTHER INCOME:
Change in fair market value of derivative liability	1,838	—
License fees	—	49,000
Total other income	1,838	49,000

OTHER EXPENSE:
Interest expense	(1,007)	(15,693)
Total other expense	(1,007)	(15,693)
Loss before income taxes	$(4,602,627)	$(3,912,278)
Provision for income taxes	—	—
Net loss	$(4,602,627)	$(3,912,278)

Basic and diluted loss per common share	$(0.06)	$(0.06)
Basic and diluted weighted average shares outstanding	77,208,523	66,187,185

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Ending balance, December 31, 2012	64,350,423	64,350	7,037,834	(7,766,115)	(663,931)
Common shares issued by SITC for cash	300,953	140,000	—	—	140,000
Common shares issued by SITC for services	61,750	39,550	—	—	39,550
Common shares issued by SITC to settle related party accounts payable	91,667	27,500	—	—	27,500
Common shares issued by SITC to repay shareholder advances	314,800	94,440	—	—	94,440
Recapitalization adjustment relating to fiscal 2013 balances	(769,170)	(301,490)	292,179	—	(9,311)
Common shares cancellation, October 4, 2013	(38,700,423)	(38,700)	38,700	—	—
Common shares issued to SITC shareholders, October 4, 2013	42,750,000	42,750	(42,750)	—	—
Common shares issued for note conversion	1,111,111	1,111	498,889	—	500,000
Common shares issued for cash	2,855,556	2,856	1,282,144	—	1,285,000
Additional paid-in capital related to warrant issuance	—	—	1,861,803	—	1,861,803
Additional paid-in capital related to option grants	—	—	1,000,975	—	1,000,975
Net loss – year ended December 31, 2013	—	—	—	(3,912,278)	(3,912,278)
Ending balance, December 31, 2013	72,366,667	72,367	11,969,774	(11,678,393)	363,748
Additional paid-in capital related to option grants	—		807,161	—	807,161
Common shares issued for cash	1,818,182	1,818	998,182	—	1,000,000
Common shares issued under equity line	3,697,889	3,698	1,696,303	—	1,700,001
Common shares issued for equity line underwriting fees	903,633	904	(904)	—	—
Common shares issued as compensation	657,400	657	397,465	—	398,122
Common shares issued for services	4,052,759	4,053	837,654	—	841,708
Net loss – year ended December 31, 2014	—	—	—	(4,602,627)	(4,602,627)
Balance – December 31, 2014	83,496,530	$83,497	$16,705,636	$(16,281,020)	$508,113

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013

OPERATING ACTIVITIES:
Net loss	$(4,602,627)	$(3,912,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	2,204	14,322
Depreciation expense	1,983	—
Stock issued for compensation	398,123	—
Stock issued for services	841,707	39,550
Stock issued to settle related party accounts payable	—	27,500
Warrant issuance expense	—	1,861,803
Option grants expense	807,161	1,000,975
Impairment of other assets	—	9,644
Change in fair market value of derivative liability	(1,838)	—
Amortization of note payable discount	216	—
Change in operating assets and liabilities:
Accounts receivable	(254,022)	(34,009)
Inventory	(118,211)	(236,635)
Prepaid expenses	(8,500)	(7,500)
Other current assets	2,848	—
Accounts payable and accrued liabilities	(79,501)	(222,067)
Accounts payable – related parties	—	(143,122)
Unearned revenue	1,961	—
NET CASH USED IN OPERATING ACTIVITIES	(3,008,496)	(1,601,817)

INVESTING ACTIVITIES:
Purchase of fixed assets	(14,674)	—
NET CASH USED IN INVESTING ACTIVITIES	(14,674)	—

FINANCING ACTIVITIES:
Proceeds from convertible note payable	150,000	—
Payments on term loan	—	(3,863)
Payments on line of credit	—	(113,547)
Proceeds from shareholder loans	—	10,000
Payments on shareholder loans	—	(10,000)
Proceeds from loan	—	500,000
Proceeds from issuance of common stock for cash	2,700,001	1,425,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,850,001	1,807,590

NET INCREASE (DECREASE) IN CASH	(173,169)	205,773

CASH, Beginning of Period	213,156	7,383

CASH, End of Period	$39,987	$213,156

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended December 31, 2014	Year Ended December 31, 2013

Cash paid during the year for:
Interest	$—	$15,693
Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31, 2014	Year Ended December 31, 2013

Discount on convertible note payable	$11,006	$—
Conversion of loan into common stock	$—	$(500,000)
Shareholder advances repaid by stock issuances	$—	$94,440
Additional paid-in capital deduction related to reverse capitalization	$—	$(9,311)
Shares issued as commitment fees - offering costs	$904	$—

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Nature of Organization

KonaRed Corporation (“KonaRed”, "KonaRed Corporation", "us", “we”, the “Registrant”, or the “Company”) was incorporated in the State of Nevada on October 4, 2010 as TeamUpSport Inc. Prior to, and in anticipation of, closing of an asset purchase agreement (the "Asset Agreement") with Sandwich Isles Trading Co, Inc., on September 9, 2013 our company effected a name change by merging with our wholly-owned Nevada subsidiary named “KonaRed Corporation” with our company as the surviving corporation under the new name “KonaRed Corporation”. On October 4, 2013 pursuant to the terms the Asset Agreement, we acquired substantially all of the assets, property and undertaking of the health beverage and food business (the "Business") operated under the name “KonaRed” from Sandwich Isles Trading Co., Inc. ("SITC") which was a private company incorporated in Hawaii on August 22, 2008 and dissolved on May 23, 2014.
As a result of October 4, 2013 acquisition of the Business from Sandwich Isles Trading Co., Inc. ("SITC") we ceased to be a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

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

We determined to treat the acquisition as a reverse recapitalization for accounting purposes, with SITC as the acquirer for accounting purposes. As such, the prior year financial information, including the operating and financial results, audited financial statements, included in this annual report on Form 10-K include the results of SITC for the period from January 1, 2013 to October 3, 2013, rather than that of our predecessor company TeamUpSport Inc. prior to the completion of the Asset Agreement.

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

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the years ended December 31, 2014 and December 31, 2013, the Company wrote off accounts receivable totaling $2,204 and $14,322, respectively. There were no allowances for doubtful accounts recorded for the years ended December 31, 2014 and December 31, 2013.

Inventories
Inventories are composed of raw materials and finished goods. Our raw materials inventory is comprised of dried coffee fruit and other input components, such as labels, caps, and packaging materials. Our finished goods inventory process begins when we take possession of dried coffee fruit from coffee growers in Hawaii. We then ship the raw material to our California warehouse for storage and then send required quantities to subcontractors for value-added processing; or we ship the raw materials directly from Hawaii to the processors. For our beverage products, value-added processing then occurs whereby the dried coffee fruit is converted to liquid extract through water based extraction. The extracts are then shipped from the raw materials processors to our California warehouse or directly to our bottling contractors. The bottling contractors then add our proprietary extract to other ingredients to produce our finished goods. Finished goods are shipped back to either our Company’s warehouse or third party transit agents and subsequently disseminated to either distributors or shipped directly to retailers. The process for production of our nutritional wellness products follows a similar manufacturing chain, but does not involve a bottling process.

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

Cost of goods sold
Cost of goods sold ('COGS') primarily consist of raw materials purchases and third party processing costs. COGS also include: warehousing and distribution costs for inbound freight charges; shipping and handling costs; purchasing and receiving costs; costs for our labor; direct and indirect overhead costs; and the processing, bottling and shipping costs charged by 3rd party manufacturers.

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

No liability for unrecognized tax benefits was recorded as of December 31, 2014 and December 31, 2013.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Derivative financial instruments
In accordance with ASC 820–10–35–37 Fair Value in Financial Instruments; ASC 815 Accounting for
Derivative Instruments and Hedging Activities; and ASC 815–40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05), the Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. As of December 31, 2014, the Company had outstanding a senior convertible note with a balance of $140,001, net of a discount of $10,790 which the Company determined had an embedded derivative liability due to the senior convertible note agreement providing for adjustments to the conversion price.

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using the treasury stock method; and convertible preferred stock and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company currently has options, warrants and convertible debt outstanding, and convertible preferred stock has been issued. Common stock equivalents pertaining to the options, warrants and convertible debt were not included in the computation of diluted net loss per common share in these financial statements because the effect would have been anti-dilutive due to the net losses for the years ended December 31, 2014 and December 31, 2013.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company's Level 1 assets and liabilities consist of cash, accounts receivable, inventories net, of any inventory allowance, prepaid expenses, other current assets, accounts payable and accrued liabilities, note payable and unearned revenue. Pursuant to ASC 820, the fair value of these assets and liabilities is determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. Level 2 assets and liabilities consist of a derivative liability arising from a convertible note payable. Pursuant to ASC 820, the fair value of this liability is determined based on Level 2 inputs, which consisted of a valuation by an accredited third party expert. We do not currently have any assets or liabilities which are classified under the criterion of Level 3.

Amounts in each Level include:

	As of December 31, 2014	As of December 31, 2013
Level 1	$1,181,544	$917,662
Level 2	$9,168	$nil
Level 3	$nil	$nil

It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Advertising
Costs for advertising are expensed when incurred. Advertising costs totaled $110,498 and $nil for the years ended December 31, 2014 and December 31, 2013, respectively. The Company also incurs marketing expenses for product promotion which are combined with advertising to form the advertising and marketing line item in our statement of operations. Excluding advertising, these other promotional costs totaled $856,666 and $143,061 for the years ended December 31, 2014 and December 31, 2013, respectively.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is calculated on a straight line method over the estimated useful lives of the various assets as follows:

ASSET	Depreciation Term

Furniture and equipment	5 years
Warehouse fixtures	5 years

During the year ended December 31, 2014, depreciation of $1,467 was recorded for furniture and Equipment; and depreciation of $516 was recorded for warehouse fixtures. Depreciation for all fixed assets totaled $1,983 at December 31, 2014.

Maintenance and repairs will be expensed as incurred while renewals and betterments will be capitalized.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

On June 10, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10 , which eliminates development stage reporting requirements under FASB ASC 915, as well as amends provisions of existing variable interest entity guidance under ASC 810. Additionally, the ASU indicates that the lack of commencement of principal operations represents a risk and uncertainty and, accordingly, is subject to the disclosure requirements of FASB ASC 275. As a result of the changes, existing development stage entity presentation and disclosure requirements are eliminated. The presentation and disclosure changes to FASB ASC 915 are effective for public entities for annual periods beginning after December 15, 2014, and the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015. We are not a development stage enterprise and have adopted this provision as required.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company has adopted this pronouncement as required.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern . The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses totaling $16,281,020 as of December 31, 2014; and has a incurred a net loss for the current year of $4,602,627. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. If necessary, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. To address these issues, on January 20, 2015 the Company executed an unsecured, subordinate convertible debenture which will raise a total of $1,000,000. The first (net) $400,000 of this funding was received upon closing at January 20, 2015 and the second and third tranches of (net) $300,000 each are scheduled to be received, at the option of the Company, upon: (i) filing of this Report on form 10-K; and (ii) filing of the Report on form 10-Q for our second quarter ending September 30, 2015. Additionally, the Company has in place an equity line share purchase agreement (the “Purchase Agreement”) with an Illinois limited liability company, pursuant to which we may make sales of shares of our common stock, subject to certain limitations set forth in the Purchase Agreement, if our share price is trading at or above a stipulated floor price.

NOTE 4 – Inventory

Inventory includes raw materials and finished goods. Finished goods contain direct materials and other manufacturing costs charged directly by third party manufacturing vendors. Inventory consists of the following:
	December 31, 2014	December 31, 2013

Raw materials	$157,839	$226,680
Finished goods	350,499	182,179
Inventory allowance	—	(18,732)
Total	$508,338	$390,127

The Company recognized $nil and $161,129 recovery in inventory allowance respectively for the years ended December 31, 2014 and December 31, 2013. The recovery in for the year ended December 31, 2013 was due to the Company selling inventories that were fully reserved in prior years. During the year ended December 31, 2014, the Company wrote-off the $18,732 of inventory which had been recorded in the inventory allowance at December 31, 2013.

During the year ended December 31, 2014, management performed a comprehensive review of inventory and disposed of, and wrote-off to cost of goods sold, a net balance of $49,249 of obsolete and expired stock. This write-off included $18,732 of inventory which had been reserved in prior periods. As of December 31, 2014, the Company had $nil of reserved inventory and all inventory was valued at full cost.

The inventory allowance of $18,732 at December 31, 2013 was comprised of the net remaining amount of two raw materials items which were identified as being slow moving during the year ended December 31, 2012 and were reserved and subsequently written-off.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses $16,000 at December 31, 2014 were comprised of prepayments to two service providers. Prepaid expenses at December 31, 2013 were comprised a prepayment to a service provider of $7,500.

Other current assets at December 31, 2014 totaled $652 and were comprised of a manufacturing deposit of $652. Other current assets at December 31, 2013 were comprised of a rent deposit of $3,500. During the year ended December 31, 2014, the $3,500 rental deposit was written off.

NOTE 6 – Fixed Assets

Fixed assets at December 31, 2014 comprised furniture and equipment totaling $9,735, net of accumulated depreciation of $1,467; and warehouse fixtures totaling $2,956, net of accumulated depreciation of $516. There was no balance of fixed assets recorded for the year ended December 31, 2013.

NOTE 7 – Note Payable and Other Debt

Senior Convertible Note

On January 28, 2014, we entered into a patent settlement with VDF FutureCeuticals, Inc.("VDF") with respect to a prior action filed by VDF. In connection with the License Agreement and other agreements which formed the settlement, we issued a senior convertible note (the "Senior Convertible Note") to VDF, whereby we promised to pay VDF a principal amount equal to the sum of: (i) the aggregate amount of accrued and unpaid license fee payments, plus (ii) accrued interest on the Senior Convertible Note. The maturity of the Senior Convertible Note is December 31, 2018 unless the Senior Convertible Note is accelerated pursuant to an event of default or the License Agreement is terminated and all accrued and unpaid obligations under the Senior Convertible Note have been paid. Interest on the Senior Convertible Note is 7% per annum, subject to an adjustment to 12% for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. At any time VDF has the option to convert any principal outstanding on the Senior Convertible Note into shares of our common stock at a Conversion Price determined by the terms of the Senior Convertible Note.

Key terms of the Senior Convertible Note include that: (i) VDF is granted an adjustment to the conversion price upon the issuance of shares of our common stock, stock options or other convertible securities; (ii) no indebtedness shall rank senior to the payments due under the Senior Convertible Note unless prior written consent of VDF is obtained; and (iii) payments under the Senior Convertible Note are secured by a Security Agreement (such agreement which was executed on January 28, 2014 and filed to the SEC along with other settlement agreements in a Form 8-K on February 3, 2014).

The Senior Convertible Note provides that we may, at our option, have regularly scheduled License fee payments treated as debt and rolled over into the Senior Convertible Note which we have issued to VDF (see Note 11). To date, we have rolled-over two License fee payments of $75,000 each, plus accrued interest for the year ended December 31, 2014 of $791 for a total of $150,791, to create an  outstanding balance of $140,001 on the Senior Convertible Note at December 31, 2014, after taking account of a net discount on the note of $10,970 arising from an embedded derivative (see Note 8).

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – Note Payable and Other Debt (continued)

Originally the Conversion Price of the Senior Convertible Note was $0.65 per share. On December 19, 2014, this was adjusted to $0.6163 per share based on our issuance of stock options; and subsequent to the year ended December 31, 2014, on January 20, 2015 the Conversion Price was adjusted to $0.5623 based on our issuance of an unsecured, subordinate convertible debenture to a third party (a copy such debenture which was filed to SEC in a Form 8-K on January 23, 2015).

Other than the Senior Convertible Note, there was no other debt outstanding at December 31, 2014. The following information is provided regarding amounts shown in our Statements of Cash Flows for the year ended December 31, 2013:

On March 30, 2012, the Company issued a 10% term loan of $225,000 (the "Term Loan") to a third party creditor ("Creditor One"). As part of the Term Loan agreement, the Company issued a warrant to purchase 1,837,000 common shares of the Company to Creditor One. The relative fair value of the warrants was determined to be $190,500 and was recognized as a debt discount on the debt issuance date. During the year ended December 31, 2013, $3,863 of accrued interest was paid on the Term Loan which and there were no further amounts owing at December 31, 2013. When the Term Loan was fully re-paid, the debt discount balance was amortized for the year ended December 31, 2013 as interest expense with an offset to Additional Paid-in Capital.

On January 12, 2012, the Company entered into a $2,000,000 working line of credit agreement (the "LOC") with Creditor One which expired on January 12, 2014. The adjusted interest rate of the LOC was 18% and as of December 31, 2013 the LOC remaining balance of $113,547 had been fully paid down and there were no amounts owed by the Company toward the LOC.

On January 12, 2013, the Company completed issuance of a convertible note (the "Shareholder Loan") to a non-affiliated shareholder of the Company ("Creditor Two"). The Shareholder Loan comprised a loan of $10,000 which was due by December 18, 2015, accrued interest at 20% per annum, and was convertible into shares of the Company's common stock at $0.70 per share. Full repayment $11,994 for principal and accrued interest on the Shareholder Loan was made on November 5, 2013.

On June 12, 2013, the Company issued a $500,000 secured promissory note (the "Loan") to another creditor ("Creditor Three"). The Loan was due on December 1, 2013 and accrued interest at 12% per annum if the Company did not execute the Asset Agreement. On October 4, 2013, the Loan was assigned by Creditor Three to another third party ("Creditor Four"). The Secured Note was then extinguished by Creditor Four on October 4, 2013 through the conversion of the Loan into 1,111,111 shares of the Company’s common stock at a price of $0.45 per share for proceeds of $500,000. No accrued interest had become due on the Loan.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Derivatives

In connection with the issuance of debt or equity instruments, the Company may sell options or warrants to purchase our common stock. In certain circumstances, the convertible debt, options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option.

The following table summarizes the convertible debt derivative activity for the period ending December 31, 2014:

Description	Convertible Notes	Total
Fair Value at December 31, 2013	$—	$—
Discount due to issuance of subordinated convertible debenture	11,006	11,006
Change in Fair Value	(1,838)	(1,838)
Fair Value at December 31, 2104	$9,168	$9,168

For the period ended December 31, 2014, the change in the fair market value of the derivative liability was $1,838 which was recorded as Other Income.

The lattice methodology was used to value the derivative liabilities related to the convertible notes, with the following assumptions.

Assumptions:	December 31, 2014

Dividend yield	0.00%
Risk-free rate for term	1.65%
Volatility	117%
Maturity dates	4 years
Stock Price	$0.141

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – Related Party Transactions

During the years ended December 31, 2014 and December 31, 2013, related party transactions included:

President and Chief Executive Officer, Director, Board Chair. For the year ended December 31, 2014: (i) Compensation of $130,000; (ii) issuance of 250,499 shares as past services compensation at $0.627 per share, totaling $157,063; (iii) cancelation of December 12, 2013 option grant totaling 1,000,000 unvested options; (iv) Black-Scholes expense recording and amortization totaling $159,825 for 2,500,000 options granted on December 19, 2014 (1,000,000 which vested immediately; 750,000 which vest June 30, 2015; and 750,000 which vest December 31, 2015); and (v) office rent of $9,100. For the year ended December 31, 2013: (i) salary of $120,000; (ii) shares issued for compensation totaling $39,550; (ii) issuance of 1,000,000 options exercisable into 1,000,000 restricted shares of the Company's common stock at an exercise price of $0.45 per share. These options were issued in lieu of the warrants contemplated in the employment agreement with our CEO. These options were to vest in full on, or after October 4, 2014, if, or when, the stock price of Company is trading above $1.00 per share. These options accrued a non-cash cost of $47,141 during the year ended December 31, 2013; (iii) repayments through issuances of stock of $31,500 to fully pay down shareholder advances owed; and (iv) repayments of $70,747 (including $27,500 through issuance of stock) to fully pay down outstanding related party accounts payable due to him from fiscal 2012.

Chief Financial Officer, Secretary and Treasurer: (i) Consulting fees of $22,500 for services provided from January 1 to March 17, 2014; (ii) compensation of $76,500 for period from March 18 to December 31, 2014; (ii) issuance of 50,000 shares at $0.80 per share and 25,000 shares at $0.373 per share as compensation, totaling $49,325; and (iii) Black-Scholes expense recording of $114,236 for 750,000 options granted on December 19, 2014 which vested immediately.

(Former) Vice-President and Chief Operating Officer: (i) Compensation and termination settlement of $47,613 for period of May 1 to August 14, 2014; and (ii) issuance of 25,000 shares as compensation at $0.62 per share, totaling $15,000.

(Former) Chief Financial Officer, Secretary and Treasurer; spouse of President and CEO. For the year ended December 31, 2014: (i) Compensation as CFO of $23,175 from January 1 to March 17, 2014; (ii) compensation as employee of $20,325 for period from March 18 to December 31, 2014; (iii) cancelation of December 12, 2013 option grant of 1,000,000 options which fully vested on grant date; and (v) Black-Scholes expense recording of $152,314 for 1,000,000 options granted on December 19, 2014 which vested immediately. For the year ended December 31, 2013: (i) compensation of $45,000; (ii) issuance of 1,000,000 options exercisable into 1,000,000 restricted shares of the Company's common stock at an exercise price of $0.74 per share. These options have a five year term, vested on grant date and were recorded as compensation expense of $732,886 for the year ended December 31, 2013 based on a Black-Scholes options pricing model valuation.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – Related Party Transactions (continued)

(Former) Chief Scientific Officer; Director. For the year ended December 31, 2014: (i) Payment of $60,000 as the final installment of CSO contract buy-out negotiated during fiscal 2013; (ii) issuance of 83,167 shares for past services compensation as director at $0.627 per share, totaling $51,146; (iii) cancelation of December 12, 2013 option grant totaling 1,000,000 unvested options; and (iv) Black-Scholes expense recording of $152,314 for 1,000,000 options granted on December 19, 2014 which vested immediately. For the year ended December 31, 2013: (i) compensation totaling $196,156, comprised of consulting fees of $136,156, and $60,000 as the first installment of the $120,000 buy-out of his contract. The second $60,000 payment of this buyout which is due in February 2014 was recorded in the financial statements for fiscal 2013 as an accrued liability and was paid in February 2014; (ii) issuance of 1,000,000 options exercisable into 1,000,000 restricted shares of the Company's common stock at an exercise price of $0.45 per share. These options were issued in lieu of the warrants contemplated in the employment agreement with our former CSO. These options were to vest in full on, or after October 4, 2014, if, or when, the stock price of Company is trading above $1.00 per share. These options accrued a non-cash cost of $47,141 during the year ended December 31, 2013; (iii) repayments through issuances of stock of $62,940 to fully pay down shareholder advances owed; and (iv) repayments of $72,375 to fully pay down outstanding related parties accounts payable due to him from fiscal 2012.

Directors: Related party transactions for one of our directors included: (i) issuance of 83,167 shares for past services compensation as director at $0.627 per share, totaling $51,146; (ii) cancelation of January 7, 2014 option grant totaling 750,000 options; and (iii) Black-Scholes expense recording of $114,236 for 750,000 options granted on December 19, 2014 which vested immediately. Related party transactions for another of our directors included: (i) issuance of 83,167 shares for past services compensation as director at $0.627 per share, totaling $51,146; and (ii) Black-Scholes expense recording of $114,236 for 750,000 options granted on December 19, 2014 which vested immediately.

At December 31, 2014 and December 31, 2013, the Company had related party accounts payable of $nil and $nil, respectively; and shareholder loans of $nil and $nil, respectively.

NOTE 10 – Equity

Overview:

Our authorized capital stock consists of 877,500,000 shares of common stock, with a par value of $0.001 per share; and 10,000 shares of preferred stock at a par value of 0.001. The holders of common stock have dividend rights, liquidation rights and voting rights of one vote for each share of common stock. There are no preferred shares issued and outstanding and the terms of any future preferred shares issuances will be as determined by the Board of Directors. As of December 31, 2014, there were 83,496,530 shares of our common stock issued and outstanding.

Stock Split:

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – Equity (continued)

Asset Agreement Transactions:

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

On October 4, 2013 we issued an aggregate of 42,750,000 shares of our common stock to SITC in connection with the closing of the Asset Agreement. These shares were subsequently registered in a Form S-1 which was deemed Effective by the SEC on December 16, 2014.

As detailed below, as consideration for assisting us in structuring the acquisition with Sandwich Isles on October 4, 2013, we issued 2,888,888 five-year warrants to a consultant to purchase 2,888,888 shares of the Company's common stock for $0.65 per share for a period of five years.

In connection with the closing of the Asset Agreement, effective October 4, 2013 we completed a non-brokered private placement with a creditor for sale of 1,777,778 shares of our common stock at a price $0.45 per share for gross proceeds of $800,000. And, also effective October 4, 2013 we issued 1,111,111 shares of our common stock to the same creditor at a price of $0.45 per share upon conversion of the Loan for proceeds of $500,000 (see Note 7). These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in offshore transactions relying on Regulation S and/or Section 4(a)(2) of the 1933 Act.

Share Transactions:

On October 17, 2013 we completed a non-brokered private placement with a third party for sale of 77,778 units at a price $0.45 per unit for gross proceeds of $35,000. Each unit was comprised of one common share and one five year warrant exercisable into one common share at a price of $0.65 per share.

On November 21, 2013 we completed a non-brokered private placement with a third party for sale of 1,000,0000 units at a price $0.45 per unit for gross proceeds of $450,000. Each unit was comprised of one common share and one five year warrant exercisable into one common share at a price of $0.65 per share.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – Equity (continued)

On January 27, 2014, we issued 1,818,182 units to two investors in a non-brokered private placement, at a purchase price of $0.55 per unit for gross proceeds of $1,000,000. Each unit consisted of one share of our common stock and one non-transferable common share purchase warrant, with each warrant entitling the holder to acquire one additional share of our common stock at a price of $0.65 per share for a period of six years. We issued: (i) 681,818 of these units to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended; and (ii) 1,136,364 of these units to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these units to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. Pursuant to the securities purchase agreements with each investor, we also agreed to file a Form S-1 registration statement related to the transaction with the SEC covering the shares underlying the units (excluding shares issuable upon exercise of the warrants); such Form S-1, which also included shares related to our Equity Line (detailed below), was filed and subsequently deemed Effective by the SEC on May 8, 2014.

During his term as a consultant to the Company, our new CFO was issued 50,000 restricted shares at $0.80 per share on April 14, 2014 and 25,000 restricted shares at $0.373 per share on August 19, 2014, each grant being valued based on market close price on issue date, for aggregate deemed compensation totaling $49,325. These shares were issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 1, 2014, 25,000 restricted common shares were issued to our former VP/COO as a signing bonus at a price of $0.62 per share based on market close price on issue date, for aggregate deemed compensation of $15,500. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 22, 2014 KonaRed Corporation filed a Form S-8 Registration Statement to register a total of 4,000,000 shares with the SEC to be used for director, officer and employee compensation share issuances. An initial group of these shares (the "Award Shares") were then separately registered under the Securities Act, by filing on June 4, 2014, as amended, a Post-Effective amendment to the Form S-8 Registration Statement which contained a re-offer prospectus in reference to the Award Shares. Allocation of the Award Shares included a compensation bonus of 250,499 shares to our CEO and 83,167 Award Shares to each of our three other directors at a price of $0.627 per share based on market close price on issue date, for aggregate deemed compensation for past services of $313,500.

On October 1, 2014, 57,400 restricted common shares were issued to two employees for prior services rendered at a price of $0.3449 based on market close price on issue date for deemed compensation of $19,797. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – Equity (continued)

During the year ended 2014, we issued a total of 4,052,759 restricted common shares to a service provider for services rendered. These issuances were: (i) 352,759 at $0.2835 per share on October 21, 2014; (ii) 2,000,000 at $0.251 on December 2, 2014; and (iii) 1,700,000 at $0.141 on December 31, 2014, for aggregate deemed compensation of $841,707, each grant being valued based on market close price on issue date. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Equity Line:

On February 3, 2014, we entered into an Equity Line Agreement and a Registration Rights Agreement with  an Illinois limited liability company (the "Investor"), pursuant to which we have the right to sell to the Investor of up to $12,000,000 in shares of our common stock, subject to certain limitations set forth in the Equity Line Agreement filed with the SEC in a Current Report on Form 8-K on February 5, 2014. The Term of the Equity Line is thirty months. As aforementioned, the shares related to this Equity Line were registered with the SEC in a Form S-1 which was deemed Effective on May 8, 2014. We may direct the Investor, at our sole discretion and subject to certain conditions, to purchase up to $100,000 worth of shares of our common stock on any single business day so long as at least one business day has passed since the most recent purchase. Such sales may increase up to a maximum of $500,000 per purchase, depending on the closing sale price of our common stock.

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

In consideration for entering into the Equity Line Agreement, we issued the Investor 872,727 common shares as a commitment fee (the “Commitment Shares”) and may issue up to 218,182 additional shares on a per share basis. During the year ended December 31, 2014, we issued 30,906 additional commitment shares during 17 transactions. The cost of the 903,633 shares issued for Equity Line underwriting fees have been recorded as a $904 debit to additional paid-in capital. The Commitment Shares were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, and were registered for sale under the Registration Statement on Form S-1 which was deemed Effective by the SEC on May 8, 2014.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – Equity (continued)

Actual sales of shares of common stock to the Investor under the Equity Line Agreement depend on a variety of factors to be determined by our Company from time to time, including (among others) market conditions, the trading price of our common stock and determinations by us as to available and appropriate sources of funding for our Company and its operations.

The Equity Line Agreement may be terminated by us at any time at our discretion without any monetary cost to us.

During the year ended December 31, 2014 we issued 3,697,889 shares under the Equity Line for aggregate proceeds of $1,700,001.

Warrants:

On October 4, 2013, we issued 2,888,888 five-year warrants to a consultant. Each warrant is exercisable into one share of common stock at $0.65 per share for a period of five years. On issuance date, the warrants were valued at $1,861,803 and credited to Additional Paid-In Capital. Fair value on date of grant was based on a Black-Scholes option pricing model valuation using the following assumptions: (i) a risk-free interest rate of 1.40% based on the US 5 year Treasury bond yield on issuance date; (ii) a dividend yield of zero; (iii) a volatility factor of 429.1% based on the 5 year annualized daily closing price stock volatility of a group of comparable peer companies with 5 year trading histories; (iv) an exercise price of $0.65; and (v) an expected life of 1.5 years (assumed to be the period during which the warrants will be exercised). The fair value method requires the cost of warrants to be expensed over the period in which they vest, which in the case of these warrants was immediately at grant date.

On October 17, 2013 we completed a non-brokered private placement with a third party for sale of 77,778 units at a price $0.45 per unit for gross proceeds of $35,000. Each unit was comprised of one common share and one five year warrant exercisable into one common share at a price of $0.65 per share.

On November 21, 2013 we completed a non-brokered private placement with a third party for sale of 1,000,0000 units at a price $0.45 per unit for gross proceeds of $450,000. Each unit was comprised of one common share and one five year warrant exercisable into one common share at a price of $0.65 per share.

On January 27, 2014, we issued 1,818,182 units to two investors in a non-brokered private placement at a purchase price of $0.55 per unit for gross proceeds of $1,000,000. Each unit was comprised of one common share and one six year warrant exercisable into one common share at a price of $0.65 per share.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – Equity (continued)

The following table summarizes the Company’s warrant activity for the years ended December 31, 2014 and December 31, 2013:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Intrinsic Value**

Outstanding at December 31, 2012	1,837,000	$0.70	-	$-
October 4, 2013 - Grant to consultant	2,888,888	0.65	3.76	Nil
October 17, 2013 - Granted with Units	77,778	0.65	3.80	Nil
November 21, 2013 - Granted with Units	1,000,000	0.65	3.89	Nil
Outstanding at December 31, 2013	5,803,666
January 12, 2014 - Expiration of warrants previously granted to creditor	(1,837,000)	-	-	-
January 27, 2014 - Granted with Units	1,818,182	0.65	5.07	Nil
Outstanding at December 31, 2014	5,784,848	$0.65	4.19	$ Nil
*  (remaining term as of December 31, 2014)
**(intrinsic value based on the closing share price of $0.141 on December 31, 2014)

Options:

On November 25, 2013, the Company issued 250,000 three year options to purchase 250,000 restricted shares of common stock to a consultant ("Consultant") for past services rendered. The options vested immediately and are exercisable at $0.70 per share. The cost of these options was recorded as $173,806 at November 25, 2013 based on a Black-Scholes valuation using the inputs detailed below.

On December 12, 2013, the Company adopted an incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan allows for the issuance of up to 11,000,000 options to acquire 11,000,000 restricted shares of the Company's common stock, with a maximum exercise period of ten years, to be granted to eligible employees, officers, directors, and consultants. On December 12, 2013 3,000,000 options were granted under the Stock Option Plan to directors and officers of the Company.

With respect to the options granted on December 12, 2013, for the years ended December 31, 2013 and December 31, 2014 Black-Scholes valuation costs were recorded as follows: (a) service period amortization of $47,141 for 2013 for 1,000,000 five year options granted to CEO exercisable at $0.45 per share with vesting after October 4, 2014 if the share price of the Company was above $1.00 per share; (b) service period amortization of $47,141 for 2013 for 1,000,000 five year options granted to (former) CSO ("Director One") exercisable at $0.45 per share with vesting after October 4, 2014 if the share price of the Company was above $1.00 per share; (c) expensing of $732,886 in 2013 for 1,000,000 five year options granted to (former) CFO exercisable at $0.74 per share which vested immediately. On December 19, 2014, all of above options grants were cancelled with the consent of the grantees.

Due to the cancellation on December 19, 2014 of the unvested options which had been granted to the CEO and former CSO on December 12, 2013 and the 750,000 vested options which had been granted to Director Two on January 7, 2014, prior Black-Scholes expenses for these options were reversed for the year ended December 31, 2014.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – Equity (continued)

On December 19, 2014, 6,750,000 options were granted under the Stock Option Plan. Black-Scholes valuation costs for these options were recorded as follows based on the input factors detailed in the table below: (a) expensing of $152,314 for 1,000,000 five year options granted to CEO exercisable at $0.17 per share which vested immediately; (b) 2014 service period amortization of $7,511 for 1,500,000 options granted to CEO exercisable at $0.17 per share of which 750,000 vest on June 30, 2015, and 750,000 vest on December 31, 2015; (c) expensing of $152,314 each for individual grants of 1,000,000 five year options each granted to Director One and Employee exercisable at $0.17 per share which vested immediately; (d) expensing of $114,236 each for individual grants of 750,000 five year options each granted to Director Two, Director Three, and CFO exercisable at $0.17 per share which vested immediately.

The fair value of the December 19, 2014 options grants was calculated on the date of grant using a Black Scholes option pricing model with the following assumptions :

Risk free comparative	Risk free rate	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price

2.5 year average of US Treasury Constant Maturities	0.85%	0.0%	2.5 years	205%	2.5 years	$0.17	$0.17

The expensing and amortization of all options grants have been credited to Additional Paid-In Capital.

A summary of changes in outstanding stock options for the year ended December 31, 2014 and December 31, 2013 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Intrinsic Value**

Outstanding at December 31, 2012	-	$-	-	-
November 25, 2013 - Grant to consultant	250,000	0.70	2.90	0.07
December 12, 2013 – Grants to directors and officers	2,000,000	0.45	4.95	-
December 12, 2013 – Grant to officer	1,000,000	0.74	4.95	-
Outstanding at December 31, 2013	3,250,000	$0.56	4.79	$-
January 7, 2014 – Grant to director	750,000	0.81		-
December 19, 2014 - Cancellations	(3,750,000)	-	-	-
December 19, 2014 - Grants to directors, officers and employee	6,750,000	0.17	4.97	$nil
Outstanding at December 31, 2014	7,000,000	$0.19	4.86	$-
*  (remaining term as of December 31, 2014)
**(intrinsic value based on the closing share price of $0.141 on December 31, 2014)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – Equity (continued)

The following table summarizes information about the options outstanding at December 31, 2014:

Options Outstanding					Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*

$0.70	250,000	$0.70	$nil	1.90	250,000	$0.70	$nil	1.90
$0.17	6,750,000	$0.17	$nil	4.97	5,250,000	$0.17	$nil	4.97
Totals	7,000,000	$0.19	$nil	4.86	5,500,000	$0.19	$nil	4.83
*  (remaining term as of December 31, 2014)
**(intrinsic value based on the closing share price of $0.141 on December 31, 2014)

NOTE 11 – Commitments and Contingencies

Leases

Our company shares a two-year lease for a 10,000 square foot facility in San Clemente, California, with Malie, Inc., (“Malie”) a company owned by our CEO and his spouse, who is the CEO of Malie. On March 17, 2013, the Company and Malie extended the lease for an additional 24 month term to May 31, 2016 and committed to total lease payments of: (i) $9,812 for June 1, 2014 to May 31,2015; and (ii) $10,139 for June 1, 2015 to May 31, 2016. The Company's portion of payments under the extended term are: (i) 7,539 for June 1, 2014 to May 31,2015; and (ii) $7,790 for June 1, 2015 to May 31, 2016.

For the year ended December 31, 2014, our Company paid a total $90,471, or $7,539 per month, of the total lease expense of $117,744, or $9,812 per month. For the year ended December 31, 2013 our Company paid a total of $87,204, $7,267 per month, of the total lease expense of $111,204, or $9,267 per month.

Litigation

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company’s business activities. As of the date of these financial statements, we know of no threatened or pending lawsuits, claims or other similar contingencies.

License Agreement
As part of our patent dispute settlement with VDF, on January 28, 2014 we entered into a coffee fruit patent license, Coffeeberry® trademark license and raw materials supply agreement (the "License Agreement") with VDF.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Commitments and Contingencies (continued)

Settlement of Patent Dispute
On January 28, 2014, we entered into a settlement agreement (the "Settlement Agreement") with VDF FutureCeuticals, Inc. based on a series of agreements to settle claims asserted by and against the parties with respect to an action filed by VDF against our predecessor company SITC; and resolve a petition for cancellation of certain trademark registrations filed by SITC. Copies of the agreements which formed the settlement were included with our filing of a Current Report on Form 8-K on February 3, 2014. A summary of each agreement is as follows:

1.  Settlement Agreement
Under the Settlement Agreement the parties mutually filed voluntary dismissals with respect to the foregoing claim and petition for cancelation. The parties released each other from liability arising or accruing prior to January 28, 2014 for past monetary damages for any patent infringements and all other claims that the parties brought or could have brought prior to January 28, 2014. In addition, our Company agreed to  formally abandon all pending patent applications directed to coffee berries or coffee berry technology and cancel with prejudice all trademark proceedings.

2.   License Agreement
The License Agreement comprises a coffee fruit patent license, Coffeeberry® trademark license and raw materials supply agreement. The key elements include:

(a) Patents and Trademark License
In exchange for our ongoing compliance with certain Alternative Minimum Payments and royalties (and the terms and conditions related to raw materials discussed below), VDF granted us a non-exclusive, non-transferrable, non-sublicensable license to use and practice certain VDF patent rights and a non-exclusive license to use certain VDF trademarks and trademark rights.

(b) Raw Materials
VDF will supply us with raw materials. Negotiations were completed during November 2014 which created a mutually determined phase-in schedule for raw materials sales. We are also permitted to have raw materials manufactured by a third party (subject to some limitations) solely for the use in the products that we sell. Additionally, we must share with VDF all details of certain input raw materials.

The License Agreement requires us to make quarterly payments, which may be a base amount (an "Alternative Minimum Payment", or "AMP"), or be grossed up to a higher amount subject to our use of rights under the License. The amount and schedule for the remaining Alternative Minimum Payments is as follows:

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Commitments and Contingencies (continued)

Three Month Period Ended	Due Date	Amount

March 31, 2015	May 15, 2015	$75,000
June 30, 2015	August 14, 2015	$75,000
September 30, 2015	November 14, 2015	$75,000
December 31, 2015	February 14, 2016	$75,000
March 31, 2016	May 15, 2016	$75,000
June 30, 2016	August 14, 2016	$100,000
September 30, 2016	November 14, 2016	$100,000
December 31, 2016	February 14, 2017	$100,000
March 31, 2017	May 15, 2017	$100,000
June 30, 2017	August 14, 2017	$100,000
September 30, 2017	November 14, 2017	$100,000
December 31, 2017	February 14, 2018	$100,000
March 31, 2018	May 15, 2018	$100,000
June 30, 2018	August 14, 2018	$125,000
September 30, 2018	November 14, 2018	$125,000
December 31, 2018	February 14, 2019	$125,000
March 31, 2019	May 15, 2019	$125,000
Each quarter end thereafter	45 days after each quarter end	$150,000

AMP's are due forty five days after the end of each reporting period. During the year ended December 31, 2014, we made a cash license payment to VDF of $75,000 for the June 30, 2014 period AMP, and rolled over into the Senior Convertible Note (see below) the AMPs for the periods ended September 30 and December 31, 2014.

3.  Senior Convertible Note
The Senior Convertible Note provides that we may, at our option, have regularly scheduled License fee payments treated as debt and rolled over into the Senior Convertible Note which we have issued to VDF. To date, we have rolled-over two AMPs, plus accrued interest for the year ended December 31, 2014, to create a total outstanding balance of $150,791 on the Senior Convertible Note at December 31, 2014.

The maturity date of the Senior Convertible Note is December 31, 2018 unless: (i) the Senior Convertible Note is accelerated pursuant to an event of default, or (ii) the License Agreement is terminated and all accrued and unpaid obligations under the Senior Convertible Note have been paid. Interest on the Senior Convertible Note is 7% per annum, subject to adjustment to 12% for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. No indebtedness of our company shall rank senior to the payments due under the Senior Convertible Note unless prior written consent of VDF is obtained; and payments under the note are secured by the Security Agreement as described below.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Commitments and Contingencies (continued)

At any time and at the option of VDF, any principal outstanding under the Senior Convertible Note may be converted into shares of our common stock based on the terms of the Senior Convertible Note. Originally the Conversion Price of the Senior Convertible Note was $0.65 per share. On December 19, 2014, this was adjusted to $0.6163 per share based on our issuance of stock options; and subsequent to the year ended December 31, 2014, on January 20, 2015 the Conversion Price was adjusted to $0.5623 based on our issuance of an unsecured, subordinate convertible debenture to a third party.

4.  Pledge and Security Agreement
Under the Pledge and Security Agreement we pledged, collaterally assigned and granted to VDF, a security interest in all of our right, title and interest, whether now owned or hereafter acquired, in and to our Company’s property to secure the prompt and complete payment and performance of obligations existing under any of the agreements.

5.  Warrant
As part of the patent settlement, we issued VDF a warrant (the "VDF Warrant") entitling VDF, from any time after the occurrence of a Warrant Exercise Event until the fifteenth anniversary of the issuance of the VDF Warrant, to purchase from our Company, shares of our common stock representing ten percent (10%) of our fully diluted outstanding shares of common stock at a purchase price of $0.001 per share. No circumstances have yet occurred which classify as a Warrant Exercise Event and therefore there is no right in place for VDF to exercise the VDF Warrant.

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
iv.	our Company has a change of control as defined in the VDF Warrant.

6.  Registration Rights Agreement
Under the Registration Rights Agreement we granted VDF or an assignee demand registration rights and incidental registration rights with respect to: (i) any shares of our common stock issued upon conversion of the Senior Convertible Note; (ii) any shares of our common stock issued upon exercise of the VDF Warrant; and (iii) any shares of our common stock acquired by VDF or an assignee from our Company after the date of the Registration Rights Agreement upon exercise or conversion of other convertible securities that are acquired by VDF or an assignee from our Company after the date of the Registration Rights Agreement. Pursuant to VDF’s demand registration right, at any time or from time to time, a holder or holders holding a majority of registrable securities then outstanding may require our Company to use our best efforts to effect the registration under the Securities Act of 1933, as amended, of all or part of their respective registrable securities (subject to any limits that may be imposed by the Securities and Exchange Commission pursuant to Rule 415 under the Securities Act), by delivering a written request to our company. In addition to the registration rights granted to VDF, there are restrictions on our granting of registration rights to other parties.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Commitments and Contingencies (continued)

7.  Investor Rights Agreement
Under the Investor Rights Agreement VDF has the right to designate that number of nominees to our board of directors such that the total number of directors designated by VDF is in proportion to its percentage ownership of the outstanding voting power of the Company. From and after the date of the Investor Rights Agreement and until such time as: (i) the Senior Convertible Note has terminated; (ii) the VDF Warrant has terminated or been exercised; and (iii) VDF’s percentage interest is less than 1%, if VDF does not have a designee on our board of directors, VDF shall have the right to appoint one individual as a non-voting observer entitled to attend meetings of our board of directors. Also pursuant to the Investor Rights Agreement, for so long as: (i) the Senior Convertible Note remains outstanding, (ii) the VDF Warrant remains outstanding, or (iii) VDF owns a percentage interest equal or greater to 10%, we will require VDF’s consent before taking certain corporate actions, including, among others: (a) amending our constating documents, (b) making any material change to the nature of our business, (c) incurring indebtedness exceeding $7,500,000 at any one time outstanding; or (d) declaring or paying dividends.

NOTE 12 – Income Taxes

The Company is subject to federal income taxes in the United States. The Company has had no net income and therefore has not paid nor has any income taxes owing. Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ended	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2010	$(2,163,191)	2030	$(757,117)	$757,117	$—
2011	$(2,707,508)	2031	$(947,628)	$947,628	$—
2012	$(2,895,416)	2032	$(1,013,396)	$1,013,396	$—
2013	$(3,912,278)	2033	$(1,369,297)	$1,369,297	$—
2014	$(2,557,259)	2034	$(895,040)	$895,040	$—
	$(14,235,652)		$(4,982,478)	$4,982,478	$—

The total valuation allowance for the year ended December 31, 2014 is $4,982,478 which increased by $895,040 for the year ended December 31, 2014.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – Income Taxes (continued)

As of December 31, 2014 and December 31, 2013, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2014 and December 31, 2013 and no interest or penalties have been accrued as of December 31, 2014 and December 31, 2013. As of December 31, 2014 and December 31, 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2010 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 13 – Concentration Risks

Our revenue is derived from sales of our beverage products, nutritional products and ingredient raw materials. Our beverage sales made up approximately 90% of total sales during the years ended December 31, 2014 and December 31, 2013. With respect to our beverage products, during the year ended December 31, 2014, 47% of sales came from our master distributor and 20% came from one major retail store chain, for a total of 67%; and the year ended December 31, 2013 two customers made up 52% of our revenues. Although the market for our products is elastic and current purchasers of our products are replaceable, our concentration of sales creates risk to future revenues if we were to lose one of these major customers.

At year end December 31, 2014, our accounts receivable included an amount due from one customer which totaled 82% of total accounts receivable. This accounts receivable concentration creates a potential risk to future working capital in the event that we were not able to collect all, or a majority, of this outstanding balance.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 14 – Subsequent Events

Issuance of unsecured, subordinate convertible debenture

On January 20, 2015 (the “Issuance Date”), we entered into a Convertible Debt Purchase Agreement (the “Agreement”) with a third party (“Lender”), for the issuance of up to $1,100,000 of unsecured subordinated convertible debentures (the “Debentures”) maturing 18 months from each issuance date.  On the Issuance Date, the Company issued to Lender a Debenture in the principal amount of $440,000 (which includes $40,000 in original issue discount) for $400,000 in cash.  The Company may issue to Lender an additional $660,000 in Debentures (the “Subsequent Debentures”), consisting of two additional convertible debenture, each in the principal amount of $330,000, including $30,000 of original issue discount, with one Debenture issuable upon the filing to the SEC of our Form 10-K for the year ended December 31, 2014 and the remaining Debenture issuable upon the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014. The Debentures have an interest rate of 12% per annum, with each such Debenture maturing 18 months from issuance (each a “Maturity Date”). All or a portion of the outstanding principal balance of a Debenture may be prepaid before the relevant Maturity Date with a premium ranging from 105% to 125%.  If the Borrower repays a Debenture on the relevant Maturity Date, no Prepayment Premium shall apply. The principal balance and accrued interest for each Debenture is convertible into the Company’s common stock (the “Common Stock”), at Lender’s option, at a “Conversion Price” of 55% multiplied by the Lowest Closing Price (which represents a discount rate of forty-five percent (45%)). The “Lowest Closing Price” shall be the lowest closing bid price of the Common Stock during the 25 consecutive trading days prior to such date as reported on www.NASDAQ.com. Lender has agreed to restrict its ability to convert the Debentures and receive shares of Common Stock such that the number of shares of Common Stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of Common Stock. The Debentures and the other securities issued to Lender pursuant to the Agreement were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Subsequent to the year ended December 31, 2014, on March 27, 2015 we received correspondence from an attorney which alleged a service provider who provided us with social media postings services had violated the copyright of two related clients regarding certain pictures used by the service provider. The likelihood of a material loss in this matter is considered to be remote and any damages we may pay are not currently estimable.

It was management's assessment that there were no other events which should be classified as subsequent events for the period of these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants regarding accounting and financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

A.   Disclosure Controls and Procedures.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Shaun Roberts, and our Chief Financial Officer, John Dawe) as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, Mr. Roberts and Mr. Dawe each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including Mr. Roberts and Mr. Dawe, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management’s assessment was based on criteria set forth in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control weaknesses: (i) the Company has not implemented measures that would prevent one individual from overriding the internal control system. The Company does not believe that this control weakness has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports; and (ii) The Company utilizes accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and/or can be adjusted so as not to provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

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

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Shaun Roberts	President and Chief Executive Officer, Director	45	October 4, 2013
John Dawe	Chief Financial Officer, Secretary and Treasurer	55	March 18, 2014
Steven Schorr	Director	61	October 4, 2013
Gonzalo Camet	Director, Member of Compensation Committee	41	October 4, 2013
William Van Dyke	Director, Member of Compensation Committee	51	March 18, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shaun Roberts - President and Chief Financial Officer, Director, and Board Chair

Mr. Roberts is a co-founder of the business and has been chief executive officer, director and board chair since its inception in 2008. Mr. Roberts oversees all operations and raised the capital which formed our business. On a day to day basis Mr. Roberts manages processes for raising capital, product development, sales, distribution and marketing.  He started his career as Los Angeles sales manager for Waxie Sanitary Supply in 1994, the largest privately held janitorial supply company in the US. Mr. Roberts then worked as Western Regional Sales Manager for ABM, Inc. from 1996 to 1998, a facility management services and fortune 1000 company. Mr. Robert’s co-founded Fluid Concepts, LLC in 1998, which developed, created and sold industrial and retail eco-friendly cleaning products into the southern California marketplace. In 2003, Mr. Roberts co-founded Malie, Inc., a spa and beauty products company which now has retail locations in the U.S. and Japan and wholesale distribution around the globe. Mr. Roberts’ role at Fluid Concepts and Malie were reduced to a board member position in 2008. Mr. Roberts attended the economics program of San Diego State University from 1990-1993.

We believe that Mr. Roberts is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experiences described above.

John Dawe - Chief Financial Officer, Secretary and Treasurer

On March 18, 2014, the Company engaged Mr. John Dawe as Chief Financial Officer, and Secretary & Treasurer. Mr. Dawe brings more than 32 years of financial, business, and executive level experience to KonaRed Corporation, having served as Treasurer, VP Finance, and CEO for various finance-related entities since 1993. Mr. Dawe’s experience includes profitably managing a $1.1 billion asset portfolio as treasurer of a credit union. In 2002 Mr. Dawe founded DAS Corporate Services Inc. (“DAS”) a private company which provides maintenance of accounting and reporting systems for US publicly traded companies. Mr. Dawe controls and has been CEO of DAS through to current date, but is no longer active in its day to day management. Since 2006 to current date Mr. Dawe has also controlled and been President of GBG Management Services Inc., a private company which provides management consulting services to small businesses, but is no longer involved in active in its day to day management. Mr. Dawe received a Bachelor of Commerce degree from the University of British Columbia in 1983; and was awarded the designation of Chartered Financial Analyst (“CFA”) in 1988.

Gonzalo Camet - Director, Member of Compensation Committee

Gonzalo Camet was an early investor in our predecessor company SITC and has provided advisor services to our business over the course of its development. On October 4, 2013, Mr. Camet was appointed to the board of directors of our Company and was subsequently appointed also as a Member of the Compensation Committee of the Board. Mr. Camet is the Chief Financial Officer of the JJC Group of Companies, one of the largest construction businesses in Peru. Mr. Camet also serves as Chief Financial Officer of the agricultural division of the JJC Group of Companies.

We believe Mr. Camet is qualified to serve on the board of directors because of his knowledge of finance in addition to his education and business experience in finance and agriculture.

Steven M. Schorr - Director

Mr. Schorr is a co-founder of the business and was our Chief Scientific Officer prior to retirement from this role in 2013. From inception in 2008 to 2013, Mr. Schorr played a key role in the KonaRed product conception, design and development, manufacturing and production, directing scientific research and legal management. Subsequent to retirement, Mr. Schorr has continued his role as a member of the board of directors of the Company. Mr. Schorr is the author of 20 U.S. and international patents, including five patents related to aeroponic technology (the process of growing plants in an air or mist environment without the use of soil). Mr. Schorr is also a director of Bioponic Phytoceuticals, Inc., a private company engaged in the development, formulation and production of products for sale in the global complementary alternative medicine and natural product markets.

We believe that Mr. Schorr is qualified to serve on our board of directors because of his knowledge of coffee berry chemistry and our current operations in addition to his education and business experiences described above.

William Van Dyke - Director, Member of Compensation Committee

On March 18, 2014, we appointed Mr. William Van Dyke to our Board. Mr. Van Dyke has been the chairman and CEO of B&D Nutritional Ingredients since 2003. As the founder, Mr. Van Dyke has been the pivotal force behind B&D’s development into a full-service, North American sales and marketing company. His sales and marketing career in the dietary supplement industry spans more than 20 years. As the Council for Responsible Nutrition’s 2000-2002 Chairman, Mr. Van Dyke has served on numerous committees throughout his 20-year involvement with CRN. Mr. Van Dyke has also served on the board of directors for other industry organizations.

We believe Mr. Van Dyke is qualified to serve on the board of directors because of his specialized industry knowledge in addition to his education and business experience in finance and agriculture.

Family Relationships

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

Code of Ethics

We have adopted a Code of Ethics that applies to, and which has been signed by our: President and Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Secretary & Treasurer, and all directors; and which will be signed by all persons holding similar positions in the future. This code is incorporated by reference herein as Exhibit 14.1. Upon request, the Company will furnish a copy of this Code of Ethics by mail to any person without charge. Such requests should be made in writing and mailed to: KonaRed Corporation 2829 Ala Kalanikaumaka Street, Suite F-133, Koloa, HI USA 96756, attn: KonaRed Corporation Code of Ethics Request.

Director Compensation

There are no standard compensation agreements in place with any director for services as a director and during the year ended December 31, 2014, and there were no cash compensation payments made to any director.  Compensation paid to each director, in the form of options, was:

Name	Option Awards (#)	Option Awards ($)	Total Compensation ($)

Gonzalo Camet	750,000	$114,236	$166,382
Steven Schorr	1,000,000	$152,314	$204,460
William Van Dyke	750,000	$114,236	$166,382

During the year ended December 31, 2014, stock and option grants made to directors as a function of their duties as directors of the Company were: (i) On January 7, 2014, Gonzalo Camet was granted 750,000 five year options exercisable at $0.81 per share for 750,000 shares of the Company which vested immediately, such options which were cancelled on December 19, 2014; (ii) on June 4, 2014 Gonzalo Camet was awarded 83,167 common shares at $0.627 per share which had been registered under a Form S-8 on May 22, 2014 and had a total value of $52,146; (iii) on December 19, 2014 Gonzalo Camet was granted 750,000 five year options exercisable at $0.17 per share for 750,000 shares of the Company which vested immediately and had a Black-Scholes expense of $114,236; (iv) on June 4, 2014 Steven Schorr was awarded 83,167 common shares at $0.627 per share which had been registered under a Form S-8 on May 22, 2014 and had a total value of $52,146; (v) on December 19, 2014, 1,000,000 five year unvested options exercisable for 1,000,000 shares at $0.45 per share if the share price of the Company was above $1 per share which had been granted to Steven Schorr on December 12, 2013 were cancelled; (vi) on December 19, 2014 Steven Schorr was granted 1,000,000 five year options exercisable at $0.17 per share for 1,000,000 shares of the Company which vested immediately and had a Black-Scholes expense of $152,314; (vii) on June 4, 2014 William Van Dyke was awarded 83,167 common shares at $0.627 per share which had been registered under a Form S-8 on May 22, 2014 and had a total value of $52,146; and (viii) on December 19, 2014, William Van Dyke Camet was granted 750,000 five year options exercisable at $0.17 per share for 750,000 shares of the Company which vested immediately and had a Black-Scholes expense of $114,236. Compensation awarded to director Shaun Roberts is recorded under Executive Compensation.

ITEM 11. EXECUTIVE COMPENSATION

The summary compensation table below covers all compensation paid by our Company to the following persons who we will collectively refer to as the Named Executive Officers, for all services rendered in all capacities to us and our predecessor company SITC for the fiscal years ended December 31, 2014 and December 31, 2013. These named executive officers include: (a) all individuals serving as principal executive officer of SITC during the years ended December 31, 2014 and December 31, 2013; (b) each of two most highly compensated executive officers of our Company or SITC other than its principal executive officer who were serving as executive officers at December 31, 2014 and December 31, 2013 whose compensation exceeded $100,000; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as executive officer at December 31, 2014 or December 31, 2013.

Summary Compensation Table – Years Ended December 31, 2014 and December 31, 2013

Name and Principal Positions	Fiscal Year	Salary ($)	Restricted Stock Awards/SARs(1) ($)	Securities Underlying Options/SARs(1) (#)	All Other Compensation(2) ($)

Shaun Roberts(4) President & CEO	2014 2013	$130,000 $120,000	$Nil $39,550(4)	2,500,000(5) 1,000,000(5)	$316,888(3)(5) $47,141(5)
John Dawe CFO and Secretary & Treasurer	2014	$76,500(6)	$49,325 (6)	750,000(6)	$136,736(6)
Dana Roberts(4) Former CFO, Secretary & Treasurer	2014 2013	$23,175(7) $45,000	$Nil $Nil	1,000,000 1,000,000	$152,314(7) $732,886(7)
Steven Schorr Former CSO	2013	$136,156(8)	$Nil	1,000,000(8)	$47,141(8)
Richenda Rowe(4) Former President & CEO, CFO and Secretary & Treasurer	2013	$Nil	$Nil	Nil	$Nil
Dennis Kjeldsen(9) Former President & CEO, CFO and Secretary & Treasurer	2013	$Nil	$Nil	Nil	$Nil

Notes:
(1)  SAR’s are “Stock Appreciation Rights”. We have to date not issued any SARs.  LTIP’s are “Long-Term Incentive Plans”. We have to date not created any LTIPs.

(2)  Other than as referenced in the note (8)  below, there are no compensatory plans or arrangements with respect to our executive officers resulting from resignation, retirement, or other termination of employment, or from a change of control.

(3)  Mr. Roberts' compensation for years ended December 31, 2014 and December 31, 2013 included issuance to him of 250,499 shares of the Company in 2014 which were registered under a Form S-8; and 61,750 common shares of SITC valued at $39,550 in 2013 prior to the reverse merger.

(4)  Richenda Rowe held the positions of President & CEO, CFO and Secretary of our predecessor company TeamUpSport Inc. from June 4, 2013 to October 4, 2013, at which time Shaun Roberts was appointed as President & CEO, and Dana Roberts was appointed as CFO, Secretary & Treasurer.

(5) 1,000,000 options granted to Mr. Roberts on December 12, 2013 ('Grant One') did not vest because vesting would occur only when the stock price of the company traded at $1.00, or greater; these options were cancelled on December 19, 2014. For the year ended December 31, 2013, the non-cash amortization of the Black-Scholes cost of Grant One was recorded as $47,141. Of the 2,500,000 options granted to Mr. Roberts on December 19, 2014 ('Grant Two'), 1,000,000 vested immediately and 750,000 will vest on June 30, 2015 and 750,000 will vest on December 31, 2015. For the year ended December 31, 2014, the non-cash Black-Scholes cost of Grant Two was recorded as $159,825, of which $7,511was for amortization of the of the options which vest in fiscal 2015 over the service period ended December 31, 2014. During the year ended December 31, 2014, Mr. Roberts was granted 250,499 shares which were registered under a Form S-8 which had a value of $0.627 per share on issuance date, and had a total deemed compensation value of $157,063

(6) Prior to being engaged as our CFO on March 18, 2014, Mr. Dawe was paid consulting fees of $22,500 for services provided from January 1 to March 17, 2014. In the position of CFO, Mr. Dawe's compensation was $76,500 for period from March 18 to December 31, 2014. During his tenure as a consultant, Mr. Dawe also received fee payments of 50,000 restricted shares at $0.80 per share and 25,000 restricted shares at $0.373 per share, for a total of $49,325. For the year ended December 31, 2014, the non-cash Black-Scholes cost of the 750,000 immediately vested options granted on December 19, 2014 to Mr. Dawe, via GBG Management Services, Inc., a company controlled by Mr. Dawe, was recorded as $114,236.

(7)  Dana Roberts is a founder of our Company and is the spouse of our CEO Shaun Roberts. During her tenure as CFO during the period of January 1 to March 17, 2014, Mrs. Roberts received compensation as CFO of $23,175. For the year ended December 31, 2013, the non-cash Black-Scholes cost of the 1,000,000 immediately vested options granted to Mrs. Roberts on December 12, 2013 was recorded as $732,886; these options were cancelled on December 19, 2014. For the year ended December 31, 2014, the non-cash Black-Scholes cost of the 1,000,000 immediately vested options granted to Mrs. Roberts on December 19, 2014 was recorded as $154,325.

 (8) Per the terms of the retirement agreement executed on December 16, 2013 and effective November 1, 2013, between the Company and Bioponic Phytoceuticals Inc. (a company controlled by our former Chief Scientific Officer Steven Schorr), we agreed to make payments to Mr. Schorr via Bioponic Phytoceuticals Inc. totaling $120,000, of which $60,000 was paid during fiscal 2013 and $60,000 was accrued as an account payable for the year ended December 31, 2013 and paid in February 2014. 1,000,000 options granted on December 12, 2013 to Bioponic Phytoceuticals Inc. did not vest because vesting would occur only when the stock price of the company traded at $1.00, or greater; these options were cancelled on December 19, 2014. For the year ended December 31, 2013,when Mr. Schorr was an officer of the Company, the non-cash amortization of the Black-Scholes cost of the December 12, 2013 options grant to Bioponic Phytoceutcals Inc. was recorded as $47,141.

(9)  Dennis Kjeldsen held the positions of President & CEO, CFO and Secretary of our predecessor company TeamUpSport Inc. from inception to June 4, 2013.

Employment Contracts and Termination of Employment and Change in Control Arrangements

With respect to our Named Executives, we have the following agreements in place:

Shaun Roberts – President and Chief Executive Officer
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

In the event Mr. Roberts employment is terminated on account of: (i) an involuntary termination by our Company for any reason other than cause, death or disability; or (ii) Mr. Roberts voluntarily terminates employment with our Company on account of a resignation for good reason, in either case that occurs: (x) at the same time as, or within the 12 month period following, the consummation of a change of control; or (y) within the 60 day period prior to the date of a change of control where the change in control was under consideration at the time of Mr. Robert’s termination date, then he shall be entitled to: (A) 2 times his annual base salary and target bonus; (B) for a period of up to 24 months following the termination date, Mr. Roberts and where applicable, his spouse and eligible dependents, will continue to be eligible to receive applicable medical coverage as described in the employment agreement; (C) with respect to any outstanding stock options held by Mr. Roberts as of the termination date that are not vested and exercisable as of such date, our Company shall accelerate the vesting and such options will remain exercisable until the earlier of: (i) a period of one year after the termination date, or (ii) the original term of the option; and (D) Mr. Roberts shall receive any amounts earned, accrued or owing but not yet paid to him as of his termination date. During the term of the employment agreement and for a period of 1 year from the termination of the agreement, Mr. Roberts shall not be employed by a direct competitor in the coffee fruit business, directly or indirectly.

John Dawe – Chief Financial Officer, Secretary and Treasurer
On December 29, 2014, we entered into an executive employment agreement (the "Agreement") with  John Dawe as our Company’s Chief Financial Officer, and Secretary and Treasurer for an annual base salary of $125,000 paid in equal monthly installments. Mr. Dawe will also be granted a bonus of 100% of base salary per annum to be paid, subject to  the Company having sufficient cash resources, in quarterly cash payments; or in Form S-8 common shares of the Company. The Agreement has a three year term and automatically renews for additional one year renewal periods provided, however, that within the sixty to ninety day period prior to the expiration of the Initial Term or any Renewal Term, at its discretion, the Compensation Committee of the Board of Directors may propose such amendments to the Agreement as it deems appropriate.

Excluding healthcare, Mr. Dawe will receive benefits made generally available by our company and shall be reimbursed for all reasonable out-of-pocket business expenses and is also eligible to participate in any future target bonus system, if implemented, and is eligible to receive a one-time bonus if certain strategic goals are met. In the event of: (i) an involuntary termination of Executive's employment for any reasons other than cause, death or disability; or (ii) resignation for good reason, he shall be entitled to: (A) one and one-half times (or two times, in the event of a Change of Control) his annual compensation paid in a single lump sum in cash on the 60th day following the termination date; and (B) with respect to any outstanding Company stock options held as of his Termination Date that are not vested and exercisable as of such date, the Company shall accelerate the vesting of stock options, if any, which would have vested and become exercisable within the eighteen month period after Termination Date, such options to remain exercisable until the earlier of: (A) a period of one year after Termination Date; or (B) the original term of the option; and (C) Executive shall receive any amounts earned, accrued or owing but not yet paid to him as of Termination Date. During the term of the employment agreement and for a period of 1 year from the termination of the agreement, Executive shall not be employed by a direct competitor in the coffee fruit business, directly or indirectly.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shares of our Company are traded on the OTCQB over-the-counter market system under the trading symbol: KRED. The following equity compensation plans existed at the end of our most recently completed fiscal year:

On December 12, 2013, the Company adopted a shareholder approved incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan allows for the issuance of up to 11,000,000 options to acquire 11,000,000 restricted shares of the Company's common stock, with a maximum exercise period of ten years, to be granted to eligible employees, officers, directors, and consultants.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Stock Option Plan, approved by shareholders	6,750,000 restricted common shares	$0.19 per share	4,250,000 restricted common shares

Additionally, we have in place a Form S-8 share compensation plan totaling 5,000,000 registered shares reserved for issuance which was authorized by the Board on May 27, 2014. 500,000 shares were issued under this plan during the year ended December 31, 2014, leaving a balance of 4,500,000 registered potentially issuable shares.

Stock Option Grants

During the year ended December 31, 2014, the Company granted options to the following Named Executive Officers:

Option/SAR(1) Grants in Last Fiscal Year Issued to Executive
Name	Number of Securities Underlying Options or SAR’s	Percent of Total Options or SARs Granted to Employee in Fiscal Year(3)	Exercise Price ($/share)	Expiration Date	Grant Date Value ($)(2)

Shaun Roberts 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756	2,500,000(4)	37.0%	$0.17	December 19, 2019	$380,786(5)
John Dawe(6) (7) 1101 Via Callejon #200, San Clemente, CA 92673-4230	750,000	11.1%	$0.17	December 19, 2019	$114,236
Steven Schorr 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756	1,000,000	14.8%	$0.17	December 19, 2019	$152,314
Dana Roberts(7) 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756	1,000,000	14.8%	$0.17	December 19, 2019	$152,314

Notes:
(1)  SAR’s are “Stock Appreciation Rights”.
(2) Grant date value as calculated by Black-Scholes Option Pricing Model valuations.

(3) Based on a net total, excluding option cancellations, of 6,750,000 options granted during the year ended December 31, 2014. On December 19, 2014, cancellations of options previously issued on December 12, 2013 to Named Executives in this table were as follows: (a) Shaun Roberts, 1,000,000 options; Steven Schorr, 1,000,000 options, and Dana Roberts, 1,000,000 options.
(4) 1,000,000 of the options granted to Mr. Roberts on December 19, 2014 vested immediately and 750,000 vest on June 31, 2015 and 750,000 vest on December 31, 2015.
(5) For the year ended December 31, 2014, Mr. Roberts' immediately vested options were recorded as non-cash Black-Scholes expense of $152,314 plus $7,511 for the service period amortization of his non-vested options from grant date to December 31, 2014. The stated cost in the table includes the total Black-Scholes non-cash cost for both vested and non-vested options.
(6) Mr. Dawe's options were issued to GBG Management Services Inc. a company controlled by Mr. Dawe.
(7) Dana Roberts held the position of CFO from January 1 to March 17, 2014. Upon the resignation of Mrs. Roberts, John Dawe was appointed CFO on March 18, 2014 and has been our Company's CFO since that date.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Issued to Executive
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal year-end (#)		Value of Unexercised In-the-Money Options/SARs at Fiscal year-end ($)*
			Exercisable	Unexercisable	Exercisable	Unexercisable

Shaun Roberts 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756	Nil	Nil	1,000,000	1,500,000	$Nil	$Nil
John Dawe 1101 Via Callejon #200, San Clemente, CA 92673-4230	Nil	Nil	750,000	n/a	$Nil	n/a
Steven Schorr 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756	Nil	Nil	1,000,000	n/a	$Nil	n/a
Dana Roberts 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756	Nil	Nil	1,000,000	n/a	$Nil	n/a
* Based on a year-end closing trade price of $0.141 per share.

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

The following table provides certain information regarding the ownership of our common stock, as of April 10,  2015 by each person known to us to own more than 5% of our outstanding common stock.

Security ownership of certain beneficial owners.

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (2) (3)

Common Stock	Shaun Roberts 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756	9,902,385(4)	11.9%
Common Stock	Steven Schorr 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756	8,071,719(5)	9.6%

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
(2) The denominator for this percentage calculation is based on the 83,496,530 issued and outstanding common shares of the Company as of April 10, 2015.
(3) Group 10 Holdings LLC holds an unsecured subordinate convertible debenture issued by our Company. Under the terms of the Unsecured Subordinated Debenture Purchase Agreement, Group 10 Holdings LLC is restricted from effecting conversion of this debt instrument which would result in them holding greater than 4.99% of our common shares, therefore this debt instrument is not included in this beneficial ownership table.
(4) Shaun Roberts directly owns 7,902,385 shares of the Company and has been issued options to purchase 2,500,000 shares, of which 1,000,000 options have vested. Mr. Roberts also beneficially owns 1,000,000 vested options to purchase 1,000,000 shares which have been issued to his spouse Dana Roberts.
(5) Steven Schorr owns 7,071,719 shares of the Company and has been issued 1,000,000 options to purchase 1,000,000 shares.

The following table provides certain information regarding the ownership of our common stock, as of April 10,  2015 by: (i) each of our Named Executive officers; (ii) each of our directors; and (iii) all of our executive officers and directors as a group.

Security Ownership of Management
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (2)

Common Stock	Shaun Roberts(3) 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756	8,902,385(3)(4)	10.5%
Common Stock	John Dawe 1101 Via Callejon #200, San Clemente, CA 92673-4230	825,000(5)	0.9%
Common Stock	Gonzalo Camet Malecón Paul Harris 200 Dpto. 504, Lima, Peru 04	2,676,131(6)	3.2%
Common Stock	Steven Schorr 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756	8,071,719(7)	9.6%
Common Stock	William Van Dyke 1101 Via Callejon #200, San Clemente, CA 92673-4230	1,014,107(7)	1.2%
Common Stock	Dana Roberts(3) 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756	1,000,000(3)(4)	1.2%

Common Stock	All Directors and Officers as a Group	22,489,342	26.6%

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
(2) The denominator for this percentage calculation is based on the 83,496,530 issued and outstanding common shares of the Company as of April 10, 2014.
(3) Shaun Roberts is the spouse of our former CFO Dana Roberts. The shares held by each and the shares which would held if all currently exercisable options held by each were exercised are shown only as the holdings of each of these individuals and are not cumulatively shown for each as beneficially owned holdings since this would incorrectly inflate the total shareholding of all directors and officers as a group.
(4) Shaun Roberts owns 7,902,385 shares of the Company and owns 2,500,000 options to purchase 2,500,000 shares, of which 1,000,000 options are immediately exercisable. Dana Roberts owns no shares of the Company and owns 1,000,000 options immediately exercisable to purchase 1,000,000 common shares.
(5) John Dawe owns 75,000 shares of the Company and 750,000 immediately exercisable stock options.
(6) Gonzalo Camet directly owns 1,274,185 shares and indirectly owns 651,946 shares through his holding company Solait Corp. for a total of 1,926,131 shares. Mr. Camet also holds 750,000 options immediately exercisable to purchase 750,000 common shares.
(7) Steven Schorr owns 7,071,719 shares of the Company and 1,000,000 immediately exercisable options to purchase 1,000,000 shares.
(8) William Van Dyke owns 264,107 shares of the Company and 750,000 immediately exercisable options to purchase 750,000 common shares.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Business Relationships

Shared Lease
Our company shares a two-year lease for a 10,000 square foot facility in San Clemente, California, with Malie, Inc., (“Malie”) a company owned by our CEO Shaun Roberts and his spouse Dana Roberts, who is the CEO of Malie. On March 17, 2013, the Company and Malie extended the lease for an additional 24 month term to May 31, 2016 and committed to total lease payments of: (i) $9,812 for June 1, 2014 to May 31,2015; and (ii) $10,139 for June 1, 2015 to May 31, 2016. The Company's portion of payments under the extended term are: (i) 7,539 for June 1, 2014 to May 31,2015; and (ii) $7,790 for June 1, 2015 to May 31, 2016. For the year ended December 31, 2014, our Company paid a total $90,471, or $7,539 per month, of the total lease expense of $117,744, or $9,812 per month.

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

2014 – $12,000  – M&K CPAs, PLLC
2014 – $22,173  – Anton Chia, LLP
2013 – $20,815  – Anton Chia, LLP

Audit - Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2014 – $Nil – M&K CPAs, PLLC
2013 – $Nil – Anton Chia, LLP

Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014 – $Nil – M&K CPAs, PLLC
2013 – $Nil – Anton Chia, LLP

All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014 – $Nil – M&K CPAs, PLLC
2013 – $Nil – Anton Chia, LLP

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.                 Exhibit Description

Exhibit Number	Description	Filed
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.2	Bylaws	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.3	Articles of Merger dated effective September 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
3.4	Certificate of Change dated effective September 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
(10)	Material Contracts
10.1	Binding Letter agreement dated June 5, 2013 with Sandwich Isles Trading Company, Inc.	(attached as an exhibit to our current report on Form 8-K, filed on June 11, 2013)
10.2	Asset Purchase Agreement dated October 4, 2013 with Sandwich Isles Trading Co. Inc.	(attached as an exhibit to our current report on Form 8-K, filed on October 10, 2013)
10.3	Employment Agreement dated October 4, 2013 with Shaun Roberts	(attached as an exhibit to our current report on Form 8-K, filed on October 10, 2013)
10.4	Consultant Agreement dated October 4, 2013 with Bioponic Phytoceuticals, Inc. (a company controlled by Steven M. Schorr)	(attached as an exhibit to our current report on Form 8-K, filed on October 10, 2013)
10.5	Binding Letter agreement dated June 5, 2013 with Sandwich Isles Trading Company, Inc.	(attached as an exhibit to our current report on Form 8-K, filed on June 11, 2013)
10.6	Form of subscription agreement	(attached as an exhibit to our current report on Form 8-K, filed on November 25, 2013)
10.7	Form of warrant	(attached as an exhibit to our current report on Form 8-K, filed on November 25, 2013)
10.8	Termination Agreement dated as of December 16, 2013 and effective November 1, 2013 between KonaRed Corporation and Bioponic Phytoceuticals, Inc.	(attached as an exhibit to our current report on Form 8-K filed on December 18, 2013)
10.9	2013 Stock Option Plan	(attached as an exhibit to our current report on Form 8-K filed on January 10, 2014)
10.10	Form of Stock Option Agreement (US persons)	(attached as an exhibit to our current report on Form 8-K filed on January 10, 2014)
10.11	Form of Stock Option Agreement (non-US persons)	(attached as an exhibit to our current report on Form 8-K filed on January 10, 2014)
10.12	Form of Stock Option Agreement (US persons – no plan)	(attached as an exhibit to our current report on Form 8-K filed on January 16, 2014)
10.13	Form of securities purchase agreement (non US purchaser)	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.14	Form of securities agreement (US purchaser)	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.15	Form of warrant certificate (non US Purchaser)	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.16	Form of warrant certificate (US Purchaser)	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)

10.17	Senior Convertible Note	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.18	Pledge and Security Agreement	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.19	Warrant	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.20	Registration Rights Agreement	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.21	Investor Rights Agreement	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.22
Purchase Agreement, dated as of February 3, 2014, by and between KonaRed Corporation  and Lincoln Park Capital Fund, LLC. (attached as an exhibit to our current report on Form 8-K, filed on February 5, 2014)
(attached as an exhibit to our current report on Form 8-K, filed on February 5, 2014)
10.23
Registration Rights Agreement, dated as of February 3, 2014, by and between KonaRed Corporation  and Lincoln Park Capital Fund, LLC. (attached as an exhibit to our current report on Form 8-K, filed on February 5, 2014)
(attached as an exhibit to our current report on Form 8-K, filed on February 5, 2014)
10.24	Resignation letter received from Dana Roberts	(attached as an exhibit to our current report on Form 8-K, filed on March 19, 2013)
10.25	Splash Beverages Group Confidential Distribution Agreement	(attached as an exhibit to our current report on Form 8-K, filed on April 28, 2014)
10.26	Splash Beverages Sales and Marketing Agreement	(attached as an exhibit to our current report on Form 8-K, filed on April 28, 2014)
10.27	2014 Flexible Stock Plan	(attached as an exhibit to our current report on Form 8-K, filed on May 21, 2014)
10.28	Sandwich Isles Trust Agreement	(attached as an exhibit to registration statement on Form S-1/A, filed on December 4, 2014)
10.29	Services Agreement with John Dawe	(attached as an exhibit to our current report on Form 8-K, filed on December 29, 2014)
10.30	Convertible Debenture Purchase Agreement	(attached as an exhibit to our current report on Form 8-K filed on January 23, 2015)
(16)	Letter re Change in Certifying Accountant
16.1	Letter of John Kinross-Kennedy	(attached as an exhibit to our current report on Form 8-K, filed on January 14, 2013)
	Letter from MaloneBailey, LLP	(attached as an exhibit to our current report on Form 8-K, filed on January 14, 2013)
	Letter from Anton & Chia LLP	(attached as an exhibit to our current report on Form 8-K, filed on March 27, 2014)
(23)	Consents of Experts and Counsel
23.1	Consent of Anton & Chia, LLP	Filed herewith
23.2	Consent of M&K CPAs PLLC	Filed herewith
(31)	Certifications
31.1	Certification pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, President & CEO	Filed herewith
31.2	Certification pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, CFO	Filed herewith
32.1	Certification pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President & CEO and CFO	Filed herewith
(101)	Interactive Data File
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Taxonomy Extension Labels Linkbase Document	Filed herewith
101.PLE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

KONARED CORPORATION

/s/ Shaun Roberts
Shaun Roberts
President and Chief Executive Officer,
Director and Board Chair
Dated: April 10, 2015

/s/ John Dawe
John Dawe, CFA
Chief Financial Officer, Secretary
& Treasurer
Dated: April 10, 2015

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shaun Roberts	Dated:	April 10, 2015
Shaun Roberts
President and Chief Executive Officer,
Director and Board Chair

/s/ John Dawe	Dated:	April 10, 2015
John Dawe, CFA
Chief Financial Officer, Secretary
& Treasurer

/s/ Gonzalo Camet	Dated:	April 10, 2015
Gonzalo Camet
Director

/s/ Steven Schorr	Dated:	April 10, 2015
Steven Schorr
Director

/s/ William Van Dyke	Dated:	April 10, 2015
William Van Dyke
Director