Form 10-Q
period 2015-03-31
KonaRed Corp
filed 2015-05-14
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________

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

The issuer had 83,939,709 shares of common stock issued and outstanding as of May 14, 2015.

KONARED CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

KONARED CORPORATION
BALANCE SHEETS

	March 31, 2015 (unaudited)	December 31, 2014

ASSETS

CURRENT ASSETS
Cash	$240,536	$39,987
Accounts receivable	239,579	278,240
Inventory	471,248	508,338
Prepaid expenses	—	16,000
Other current assets	—	652
TOTAL CURRENT ASSETS	951,363	843,217

OTHER ASSETS
Fixed assets (net of accumulated depreciation)	11,713	12,691
TOTAL ASSETS	$963,076	$855,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$308,274	$195,183
Convertible notes payable, net of discounts	412,597	140,001
Unearned revenue	3,947	3,443
Derivative liability	218,826	9,168
TOTAL CURRENT LIABILITIES	943,644	347,795

TOTAL LIABILITIES	943,644	347,795

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred shares, 10,000 shares with par value $0.001authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common shares, 877,500,000 shares with par value $0.001 authorized; 83,508,130 and 83,496,530 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	83,508	83,497
Additional paid in capital	16,760,980	16,705,636
Accumulated deficit	(16,825,056)	(16,281,020)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	19,432	508,113

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$963,076	$855,908

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

REVENUE:
Product sales	$235,240	$406,288
Shipping and delivery	4,425	38,654
Net sales	239,665	444,942

Cost of goods sold	194,406	336,187
GROSS MARGIN	45,259	108,755

OPERATING EXPENSES:
Research and development	—	3,300
Advertising and marketing	124,941	185,087
General and administrative expenses	457,100	426,450
Total operating expenses	582,041	614,837

Loss from operations	(536,782)	(506,082)

OTHER INCOME:
Change in fair market value of derivative liability	25,508	—
Total other income	25,508	—

OTHER EXPENSE:
Interest expense	(32,762)	—
Total other expense	(32,762)	—
Loss before income taxes	$(544,036)	$(506,082)
Provision for income taxes	—	—
Net loss	$(544,036)	$(506,082)

Basic and diluted loss per common share	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding	83,503,123	72,580,067

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity Deficit)

Ending balance, December 31, 2013	72,366,667	72,367	11,969,774	(11,678,393)	363,748
Additional paid-in capital related to option grants	—		807,161	—	807,161
Common shares issued for cash	1,818,182	1,818	998,182	—	1,000,000
Common shares issued under equity line	3,697,889	3,698	1,696,303	—	1,700,001
Common shares issued for equity line underwriting fees	903,633	904	(904)	—	—
Common shares issued as compensation	657,400	657	397,465	—	398,122
Common shares issued for services	4,052,759	4,053	837,654	—	841,708
Net loss – year ended December 31, 2014	—	—	—	(4,602,627)	(4,602,627)
Balance – December 31, 2014	83,496,530	$83,497	$16,705,636	$(16,281,020)	$508,113
Common shares issued as compensation	600	—	45	—	45
Common shares issued for services	11,000	11	816	—	827
Additional paid-in capital related to option grant	—	—	54,483	—	54,483
Net loss – period ended March 31, 2015	—	—	—	(544,036)	(544,036)
Balance – March 31, 2015	83,508,130	$83,508	$16,760,980	$(16,825,056)	$19,432

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

OPERATING ACTIVITIES:
Net loss	$(544,036)	$(506,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	978	—
Stock issued for compensation & services	872	40,000
Option grants expense	54,483	—
Change in fair market value of derivative liability	(25,508)	—
Amortization of note payable discount	20,033	—
Change in operating assets and liabilities:
Accounts receivable	38,661	(149,797)
Inventory	37,090	(259,543)
Prepaid expenses	16,000	(8,500)
Other current assets	652	(25,000)
Accounts payable and accrued liabilities	113,091	(85,529)
Accrued interest	12,729	—
Unearned revenue	504	(7,688)
NET CASH USED IN OPERATING ACTIVITIES	(274,451)	(1,002,139)

FINANCING ACTIVITIES:
Proceeds from convertible notes payable	475,000	—
Proceeds from issuance of common stock for cash	—	1,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	475,000	1,000,000

NET INCREASE (DECREASE) IN CASH	200,549	(2,139)

CASH, Beginning of Period	39,987	213,156

CASH, End of Period	$240,536	$211,017

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Discounts on convertible debentures	$275,166	$—

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents recorded for the periods ended March 31, 2015 and December 31, 2014.

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the periods ended March 31, 2015 and March 31, 2014, the Company wrote off accounts receivable totaling $nil and $nil, respectively. There were no allowances for doubtful accounts recorded for the periods ended March 31, 2015 and December 31, 2014.

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

No liability for unrecognized tax benefits was recorded as of March 31, 2015 and December 31, 2014.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Derivative financial instruments
In accordance with ASC 820–10–35–37 Fair Value in Financial Instruments; ASC 815 Accounting for
Derivative Instruments and Hedging Activities; and ASC 815–40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05), the Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. As of December 31, 2014, the Company had outstanding a senior convertible note with a balance of $140,001, net of a discount of $10,790 which the Company determined had an embedded derivative liability valued at $9,168 due to the senior convertible note agreement providing for adjustments to the conversion price. As of March 31, 2015, the Company had outstanding a senior convertible note with a balance of $216,101, net of a discount of $12,293 which the Company determined had an embedded derivative liability valued at $9,381 due to the senior convertible note agreement providing for adjustments to the conversion price. As of March 31, 2015, the Company also had outstanding an unsecured subordinate convertible debenture with a balance of $196,496, net of a discount of $213,630 which the Company determined had an embedded derivative liability valued at $253,630 due to the unsecured subordinated convertible debenture agreement providing for adjustments to the conversion price.

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using the treasury stock method; and convertible preferred stock and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company currently has options, warrants and convertible debt outstanding. Common stock equivalents pertaining to the options, warrants and convertible debt were not included in the computation of diluted net loss per common share in these financial statements because the effect would have been anti-dilutive due to the net losses for the periods ended March 31, 2015 and March 31, 2014.

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

Amounts in each Level include:

	As of March 31, 2015	As of December 31, 2014
Level 1	$1,676,181	$1,181,844
Level 2	$218,826	$9,168
Level 3	$nil	$nil

It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Advertising
Costs for advertising are expensed when incurred. Advertising costs totaled $68,164 and $15,341 for the periods ended March 31, 2015 and March 31, 2014, respectively. The Company also incurs marketing expenses for product promotion which are combined with advertising to form the advertising and marketing line item in our statement of operations. Excluding advertising, these other promotional costs totaled $56,777 and $169,746 for the periods ended March 31, 2015 and March 31, 2014, respectively.

Fixed Assets
Fixed assets are recorded at cost. Depreciation is calculated on a straight line method over the estimated useful lives of the various assets as follows:

ASSET	Depreciation Term

Furniture and equipment	5 years
Warehouse fixtures	5 years

During the periods ended March 31, 2015 and March 31, 2014, depreciation of $747 and $nil, respectively, was recorded for furniture and Equipment; and depreciation of $231 and $nil, respectively, was recorded for warehouse fixtures. Accumulated depreciation for all fixed assets totaled $2,961 at March 31, 2015.

Maintenance and repairs will be expensed as incurred while renewals and betterments will be capitalized.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements
On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early application is permitted.  The ASU requires retrospective application to all prior periods presented in the financial statements. The Company has elected not to early adopt ASU 2015-03.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards.  This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

On June 10, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10, which eliminates development stage reporting requirements under FASB ASC 915, as well as amends provisions of existing variable interest entity guidance under ASC 810. Additionally, the ASU indicates that the lack of commencement of principal operations represents a risk and uncertainty and, accordingly, is subject to the disclosure requirements of FASB ASC 275. As a result of the changes, existing development stage entity presentation and disclosure requirements are eliminated. The presentation and disclosure changes to FASB ASC 915 are effective for public entities for annual periods beginning after December 15, 2014, and the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015. We are not a development stage enterprise and have adopted this provision as required.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on or after July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.  In April 2015, the FASB tentatively decided to defer for one year the effective date of ASU 2014-09. The FASB also tentatively decided to permit entities to early adopt the standard. The tentative decision will be exposed in an upcoming proposed ASU.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses totaling $16,825,056 as of March 31, 2015; and has a incurred a net loss for the current period of $544,036. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. If necessary, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. To address these issues, on January 20, 2015 the Company executed an unsecured, subordinate convertible debenture which raised net $400,000. Additionally, the Company has in place an equity line share purchase agreement (the “Purchase Agreement”), pursuant to which we may make sales of shares of our common stock, subject to certain limitations set forth in the Purchase Agreement, if our share price is trading at or above a stipulated floor price.

NOTE 4 – Inventory

Inventory includes raw materials and finished goods. Finished goods contain direct materials and other manufacturing costs charged directly by third party manufacturing vendors. Inventory consists of the following:

	March 31, 2015	December 31, 2014

Raw materials	$177,380	$157,839
Finished goods	293,868	350,499
Total	$471,248	$508,338

As of March 31, 2015 and December 31, 2014, the Company had $nil and $nil, respectively, of reserved inventory and all inventory was valued at full cost.

NOTE 5 – Prepaid Expenses and Other Current Assets

There were no prepaid expenses at March 31, 2015. Prepaid expenses totaled $16,000 at December 31, 2014 and were comprised of prepayments to two service providers.

There were no other current assets at March 31, 2015. Other current assets at December 31, 2014 totaled $652 and were comprised of a manufacturing deposit of $652 which was applied to production costs during the first quarter of 2015.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – Fixed Assets

Fixed assets at March 31, 2015 were comprised furniture and equipment totaling $8,988, net of accumulated depreciation of $2,214; and warehouse fixtures totaling $2,725, net of accumulated depreciation of $747. Fixed assets at December 31, 2014 were comprised furniture and equipment totaling $9,735, net of accumulated depreciation of $1,467; and warehouse fixtures totaling $2,956, net of accumulated depreciation of $516.

NOTE 7 – Convertible Notes Payable

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

The Senior Convertible Note provides that we may, at our option, have regularly scheduled License fee payments treated as debt and rolled over into the Senior Convertible Note which we have issued to VDF (see Note 11). To date, we have rolled-over three License fee payments of $75,000 each, plus accrued interest for the year ended December 31, 2014 of $791 for a total of $225,791, to create an  outstanding balance of $216,101 on the Senior Convertible Note at March 31, 2015, after taking account of a net discount on the note of $12,293 arising from an embedded derivative (see Note 8).

Originally the Conversion Price of the Senior Convertible Note was $0.65 per share. On December 19, 2014, this was adjusted to $0.6163 per share based on our issuance of stock options; and subsequent to the year ended December 31, 2014, on January 20, 2015 the Conversion Price was adjusted to $0.5623 based on our issuance of an unsecured subordinate convertible debenture to a third party (a copy such debenture which was filed to SEC in a Form 8-K on January 23, 2015).

Interest of $2,603 accrued on the Senior Convertible Note during the three period ended March 31, 2015, which created total accrued interest on the unsecured subordinate debenture of $3,394.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Convertible Notes Payable (continued)

Unsecured subordinate convertible debenture

On January 20, 2015 (the “Issuance Date”), we entered into a Convertible Debt Purchase Agreement with a third party (“Lender”), for the issuance of up to $1,100,000 of unsecured subordinated convertible debentures (the “Unsecured Subordinate Debentures”) maturing 18 months from each issuance date.  On the Issuance Date, the Company issued to Lender an Unsecured Subordinate Debenture with a face value principal amount of $440,000 (which includes $40,000 in original issue discount) for $400,000 in cash.  The Company may issue to Lender an additional $660,000 in Unsecured Subordinate Debentures (the “Subsequent Debentures”), consisting of two additional convertible debenture, each in the face value principal amount of $330,000, including $30,000 of original issue discount, with one Unsecured Subordinate Debenture issuable upon the filing to the SEC of our Form 10-K for the year ended December 31, 2014 and the remaining Unsecured Subordinate Debenture issuable upon the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014. The Unsecured Subordinate Debentures have an interest rate of 12% per annum, with each such Unsecured Subordinate Debenture maturing 18 months from issuance (each a “Maturity Date”). All or a portion of the outstanding principal balance of an Unsecured Subordinate Debenture may be prepaid before the relevant Maturity Date with a premium ranging from 105% to 125%. If the Company repays an Unsecured Subordinate Debenture on the relevant Maturity Date, no Prepayment Premium shall apply. The principal balance and accrued interest for each Unsecured Subordinate Debenture is convertible into the Company’s common stock (the “Common Stock”), at Lender’s option, at a “Conversion Price” of 55% multiplied by the Lowest Closing Price (which represents a discount rate of forty-five percent (45%)). The “Lowest Closing Price” shall be the lowest closing bid price of the Common Stock during the 25 consecutive trading days prior to such date as reported on www.NASDAQ.com. Lender has agreed to restrict its ability to convert the Unsecured Subordinate Debentures and receive shares of Common Stock such that the number of shares of Common Stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of Common Stock. The Unsecured Subordinate Debentures and the other securities issued to Lender pursuant to the Agreement were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

On March 31, 2015, the outstanding balance on the Unsecured Subordinate Debenture was $196,496, after taking account of a net discount of $213,630 arising from the original issue discount and an embedded derivative (see Note 8). Interest of $10,126 accrued on the Unsecured Subordinate Debenture during the three period ended March 31, 2015, which created total accrued interest on the Unsecured Subordinate Debenture of $10,126.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes the convertible debt derivative activity for the period ending March 31, 2015:

Description	Convertible Notes
Fair Value of derivative liability at December 31, 2013	$—
Discount due to issuance of subordinated convertible debenture	11,006
Change in Fair Value	(1,838)
Fair Value of derivative liability at December 31, 2014	$9,168
Discounts due to valuation of newly issued convertible debentures	235,166
Change in Fair Value	(25,508)
Fair Value of derivative liabilities at March 31, 2015	$218,826

For the period ended March 31, 2015, the change in the fair market value of the derivative liability was $25,508 which was recorded as Other Income.

The lattice methodology was used to value the derivative liabilities related to the convertible notes, with the following assumptions as of March 31, 2015 and December 31, 2014.

Assumptions:	March 31, 2015	December 31, 2014

Dividend yield	0.00%	0.00%
Risk-free rate for term	0.73%	1.65%
Volatility	126%	117%
Maturity dates	3.14 years	4 years
Stock Price	$0.2189	$0.141

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – Related Party Transactions

During the periods ended March 31, 2015 and March 31, 2014, related party transactions included:

President and Chief Executive Officer, Director, Board Chair. For the period ended March 31, 2015: (i) compensation of $32,500; (ii) Black-Scholes expense amortization of $54,483 related to 1,500,000 options granted on December 19, 2014 of which 750,000 vest on June 30, 2015 and 750,000 vest on December 31, 2015; and (ii) office rent of $3,900. For the period ended March 31, 2014: (i) compensation of $30,000; and (ii) Black-Scholes expense amortization of $55,643 related to 1,000,000 options granted on December 12, 2013, which never vested and were cancelled on December 19, 2014.

Chief Financial Officer, Secretary and Treasurer: For the period ended March 31, 2015: (i) compensation of $31,250; and (ii) office rent of $2,250. For the period ended March 31, 2014: (i) consulting fees of $22,500; and (ii) a signing bonus expense for 50,000 shares at a price of $0.80 per share, for aggregate compensation of $40,000, was recorded as a stock payable commitment to our new CFO as of March 19, 2014.

(Former) Chief Financial Officer, Secretary and Treasurer; spouse of President and CEO. For the period ended March 31, 2015: consulting fees of $375. For the period ended March 31, 2014: compensation of $16,500 from January 1 to March 17, 2014.

(Former) Chief Scientific Officer; Director. For the period ended March 31, 2015: consulting fees of $4,000. For the period ended March 31, 2014: (i) payment of $60,000 as the final installment of CSO contract buy-out negotiated during fiscal 2013; and (ii) Black-Scholes expense amortization of $55,643 related to 1,000,000 options granted on December 12, 2013, which never vested and were cancelled on December 19, 2014.

Directors: Related party transactions for one of our directors included: (i) for the period ended March 31, 2015: nil transactions; and (ii) for the period ended March 31, 2014: Black-Scholes expense recording of $114,236 for 750,000 options granted on December 19, 2014 which vested immediately and which were cancelled on December 19, 2014.

At March 31, 2015 and December 31, 2014, the Company had related party accounts payable of $nil and $nil, respectively; and shareholder loans of $nil and $nil, respectively.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Equity

Overview:

Our authorized capital stock consists of 877,500,000 shares of common stock, with a par value of $0.001 per share; and 10,000 shares of preferred stock at a par value of 0.001. The holders of common stock have dividend rights, liquidation rights and voting rights of one vote for each share of common stock. There are no preferred shares issued and outstanding and the terms of any future preferred shares issuances will be as determined by the Board of Directors. As of March 31, 2015, there were 83,508,130 shares of our common stock issued and outstanding.

Share Transactions:

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
(Unaudited)

NOTE 10 – Equity (continued)

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

On February 6, 2015, 600 restricted common shares were issued to an employee for compensation and 11,000 restricted common shares were issued to a vendor for services rendered. These share issuances were both issued at a price of $0.0752 based on market close price on issue date for deemed payments totaling of $872. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Equity (continued)

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

During the period ended March 31, 2015 we issued nil shares under the Equity Line. During the year ended December 31, 2014 we issued 3,697,889 shares under the Equity Line for aggregate proceeds of $1,700,001.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Equity (continued)

Warrants:

On January 27, 2014, we issued 1,818,182 units to two investors in a non-brokered private placement at a purchase price of $0.55 per unit for gross proceeds of $1,000,000. Each unit was comprised of one common share and one six year warrant exercisable into one common share at a price of $0.65 per share.

The following table summarizes the Company’s warrant activity for the period ended March 31, 2015, and the year ended December 31, 2014:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Intrinsic Value**

Outstanding at December 31, 2013	5,803,666
January 12, 2014 - Expiration of warrants previously granted to creditor	(1,837,000)	-	-		-
January 27, 2014 - Granted with Units	1,818,182	0.65	5.07		Nil
Outstanding at December 31, 2014	5,784,848	$0.65	4.19	$	Nil
Nil activity	-	-	-		-
Outstanding at March 31, 2015	5,784,848	$0.65	3.94	$	Nil

*  (remaining term as of March 31, 2015)
**(intrinsic value based on the closing share price of $0.2189 on March 31, 2015)

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Equity (continued)

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Equity (continued)

The expensing and amortization of all options grants have been credited to Additional Paid-In Capital.

A summary of changes in outstanding stock options for the period ended March 31, 2015 and the year ended December 31, 2014 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Intrinsic Value**

Outstanding at December 31, 2013	3,250,000	$0.56	4.79	$-
January 7, 2014 – Grant to director	750,000	0.81		-
December 19, 2014 - Cancellations	(3,750,000)	-	-	-
December 19, 2014 - Grants to directors, officers and employee	6,750,000	0.17	4.97	$330,075
Outstanding at December 31, 2014	7,000,000	$0.19	4.86	$330,075
Nil activity	-	-	-	-
Outstanding at March 31, 2015	7,000,000	$0.19	4.61	$330,075

*  (remaining term as of March 31, 2015)
**(intrinsic value based on the closing share price of $0.2189 on March 31, 2015)

The following table summarizes information about the options outstanding at March 31, 2015:

	Options Outstanding						Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**		Weighted Average Remaining Contractual Life (years)*	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**		Weighted Average Remaining Contractual Life (years)*

$0.70	250,000	$0.70	$	Nil	1.65	250,000	$0.70	$	Nil	1.65
$0.17	6,750,000	$0.17		$330,075	4.72	5,250,000	$0.17		$256,725	4.72
Totals	7,000,000	$0.19		$330,075	4.58	5,500,000	$0.19		$256,725	4.58

*  (remaining term as of March 31, 2015)
**(intrinsic value based on the closing share price of $0.2189 on March 31, 2015)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Commitments and Contingencies

Unsecured subordinate convertible debenture

As detailed in Note 7, on January 20, 2015, we issued an Unsecured Subordinate Debenture with a face value principal of $440,000. The  principal balance and accrued interest for the Unsecured Subordinate Debenture is convertible into the Company’s common stock (the “Common Stock”), at Lender’s option, at a “Conversion Price” of 55% multiplied by the Lowest Closing Price (which represents a discount rate of forty-five percent (45%)). The “Lowest Closing Price” shall be the lowest closing bid price of the Common Stock during the 25 consecutive trading days prior to such date as reported on www.NASDAQ.com. Lender has agreed to restrict its ability to convert the Unsecured Subordinate Debentures and receive shares of Common Stock such that the number of shares of Common Stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of Common Stock. The Unsecured Subordinate Debentures and the other securities issued to Lender pursuant to the Agreement were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Litigation

On March 27, 2015 we received correspondence from an attorney which alleged a service provider who provided us with social media postings services had violated the copyright of two related clients regarding certain pictures used by the service provider. The likelihood of a material loss in this matter is considered to be remote and any damages we may pay are not currently estimable.

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company’s business activities. As of the date of these financial statements, other than the aforementioned contingency we know of no threatened or pending lawsuits, claims or other similar contingencies.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Commitments and Contingencies (continued)

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Commitments and Contingencies (continued)

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Commitments and Contingencies (continued)

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

NOTE 12 – Subsequent Events

Subsequent to the period ended March 31, 2015, on April 30, 2015, we issued 131,579 restricted common shares to our CFO as compensation at a price of $0.19 per share for aggregate deemed compensation of $25,000. These shares were issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to the period ended March 31, 2015, on May 1, 2015, we issued 300,00 restricted common shares to a service provider at a price of $0.20 per share for aggregate deemed fees of $60,000. These shares were issued to a US corporation, in accordance with exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The following discussion and the information provided contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Report. Our actual results may differ materially from the results anticipated in any forward-looking statements in this Report due to a variety of factors, including, without limitation those set forth as "Risk Factors" in our Form S-1 which became Effective on December 16, 2014. This can be found along with all our filings  to the SEC at www.sec.gov.

Overview

KonaRed Corporation (hereinafter KonaRed Corporation may be referred to: "KonaRed Corporation", "KonaRed", "We”, “Us”, the “Registrant”, or the “Company”) was incorporated on October 4, 2010 in the state of Nevada. The Company was organized under the name TeamUpSports Inc. and on September 9, 2013 entered into an agreement (the "Asset Purchase Agreement") to acquire the assets of Sandwich Isles Trading Co, Inc. ("SITC"). SITC was incorporated in the State of Hawaii on August 22, 2008 and its operations, which we have taken over, include the business of distributing, marketing and selling beverages and other products produced from the fruit of the coffee plant.

After the acquisition, as part of its business plans, the Company: changed its name from TeamUpSport Inc. to KonaRed Corporation; executed a 13.5 to one forward stock split of the authorized, and issued and outstanding shares of its common stock; and changed its year-end from May 31st to December 31st. The financial statements included in this Form 10-Q Report reflect the re-statement of some data from prior periods so as to conform to the revised shares amounts and the new year-end cycle. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States.

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

Other Products

We also produce wellness nutritional products which are now available at select locations of Vitamin Shoppe nationwide and in several major chains in Hawaii, including Foodland, CVS Longs, Times Supermarkets, Walmart, 7 Eleven, Whole Foods, and many others:

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

Leveraging the R&D performed at our original Maui facility, we developed the necessary processing and manufacturing intellectual property (“IP”) for processing and manufacturing our base ingredient - the coffee fruit (and have subsequently merged this with the IP provided by VDF). The License Agreement provides us with access to use of VDF's patents, as existing and/or modified in the future, along with the processes, products, methods, compositions and know-how developed by VDF related to the patented Coffee Cherry related inventions, trade secrets and know-how.

Operations, Facilities and Distribution Method for Our Products

Our company utilizes an outsourcing business model which uses third parties for manufacturing and coffee fruit extraction, while maintaining in-house control of critical marketing, product development and warehousing/shipping functions.

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

For our company’s beverage production, the coffee fruit finished goods are sent to a third party flavor house which makes the KonaRed concentrate and then ships it to our company’s bottling vendors. Notably, we own the proprietary beverage formulas. Pallets of the ready-to-drink product items (defined as "Stock-keeping Units", or "SKUs") are then shipped back to our company’s warehouse, or third party inventory transit service providers, and disseminated to either distributors, or shipped directly to retailers.

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

Expansion into Japan

During the first quarter of 2015, we have begun the process of expansion into Japan by executing an agreement with Asplund Co. Ltd. for distribution of our beverage products into 250 retail stores specializing in nutritional products.

Sales Strategy

The sales strategy for our beverage products is now centered on distribution using a master distributor with North American reach with entry into select markets such as Japan. With respect to our line of wellness supplement products, such as our 'On-The-Go Packets', and '100% Hawaiian CoffeeBerry® Powder in 16oz. Tubs', we ship directly from our warehouse to customers such as Vitamin Shoppe. Management has also retained manufacturers’ sales representatives who work to calibrate our overall sales efforts. During the roll-out, we've learned the importance of supporting our distributor network with internal “on the ground” sales personnel. Particularly for an emerging product, merchandising follow-up, dialog with store managers and coordination of promotions and pricing are critical in maintaining brand momentum.

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

●
Direct to Consumer:
The KonaRed brand has gained an increasing following of Internetbased customers who purchase our products directly through our website. We plan to expand this channel though on-line marketing initiatives in parallel with our brand recognition marketing campaigns

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
(3)  growth of direct to retail sales
(4)  growth of direct to consumer sales, and
(5)  development of new opportunities for raw material ingredient sales.

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

Partnership Initiative with VDF FutureCeuticals Inc.

We are in partnership with VDF FutureCeuticals, Inc. ('VDF') for the development of the coffee fruit market.

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

Overview

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

Recent Research Studies

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

Description of Property

Our corporate office is located at 2829 Ala Kalanikaumaka St. Suite F-133 Koloa, HI 96756. This leased property consists of approximately 1,000 square feet of office space.

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

Fixed assets currently shown on our balance sheet are comprised of furniture and warehouse fixtures and at present the Company has other no material property balances which are classified as assets under generally accepted accounting principles.

RECENT NEWS:

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of our Company for the periods ended March 31, 2015 and March 31, 2014. A summary is as follows:

	Three Months ended March 31, 2015	Three Months ended March 31, 2015
Net sales	$239,665	$444,942
Cost of goods sold	194,406	336,187
Gross Margin	45,259	108,755
Research and development	—	3,300
Advertising and marketing	124,941	185,087
General and administrative	457,100	426,450
Operating expenses	582,041	614,837
Loss from operations	(536,782)	(506,082)
Other income	25,508	—
Interest expense	(32,762)	—
Net Loss	$(544,036)	$(506,082)

Net loss per share, fully diluted	$(0.01)	$(0.01)

Revenue and net sales

Net sales are comprised of product sales and shipping and delivery fees. During the period ended March 31, 2015 we recorded net sales of $239,665 compared with net sales of $444,942 for the period ended March 31, 2014, representing an decrease of 46%. Comparative product sales for the periods ended March 31, 2015 and March 31, 2014 were $235,240 versus $406,288, respectively; and comparative shipping and delivery fees for the periods ended March 31, 2015 and March 31, 2014 were $4,425 and $38,654, respectively. We attribute the comparative decrease in net sales to reductions we made to marketing and advertising during the last quarter of fiscal 2014 and the first quarter of 2015 due to capital restraints.

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

For the periods ended March 31, 2015 and March 31, 2014, COGS were $194,406 and $336,187, or 81% and 76% of sales. This corresponds to gross margin percentages of 19% and 24%. We attribute part of the relatively higher COGS for the current period to moderately higher processing and delivery costs which required for small production runs. As order flow becomes more steady we should benefit from regularized shipping arrangements and the economies of scale of larger production runs. We project COGS will decrease during fiscal 2015 and gross margin will improve.

Additionally, we are now in the process of re-aligning our sales mix and re-starting our raw material ingredients sales division in cooperation with VDF. Sales of wholesale raw material ingredients earn a higher gross margin than our consumer products and are expected to contribute to an improvement in overall gross margin.

COGS primary components for the periods ended March 31, 2015 and March 31, 2014 were as follows: (i) manufacturing costs, which include both in-house and outsourced manufacturing costs, totaled $149,555 versus $267,991, respectively; (ii) customer shipping which totaled $26,224 versus $45,417, respectively; (iii) shipping and inventory delivery which totaled $10,036 versus $22,350, respectively. and (iv) packaging which totaled $5,890 versus $5,790, respectively.

Operating Expenses

Our operating expenses are classified into three categories:

-  Research and development
-  Advertising and marketing
-  General and administrative expenses

Research and Development

Research and development costs were minimal for both periods ended March 31, 2015 and March 31, 2104. We project R&D costs will remain near current levels during the balance of fiscal 2015.

Advertising and Marketing

Advertising and marketing costs were $124,941 and $185,087 respectively for the periods ended March 31, 2015 versus March 31, 2014, representing a comparative decrease of 33%. The primary components of advertising and marketing expenses for the periods ended March 31, 2015 and March 31, 2014 were as follows: (i) advertising and graphic art costs were $70,827 versus $33,466, respectively; (ii) the cost of free sample demos was $4,119 versus $73,206, respectively; and (iii) other marketing expenses including marketing fees paid to our master distributor, sponsorship and public relations initiatives totaled $49,995 and $78,415, respectively. We project advertising and marketing costs will increase during the balance of fiscal 2015.

General and Administrative

General and administrative ('G&A') costs were $457,100 for the period ended March 31, 2015 compared to $426,450 for the period ended March 31, 2014, representing an increase of 7%. The primary components of G&A for the periods ended March 31, 2015 and March 31, 2014 were as follows: (i) payroll of $162,096 versus $150,915, respectively; (ii) professional and consultant fees of $59,539 versus $133,024, respectively; (iii) VDF License fees of $75,000 versus $nil, respectively; and (iv) rent expenses of $22,228 versus $23,818, respectively. We project general and administrative expenses will increase moderately during the balance of fiscal 2015.

Interest Expense and Other Income

Interest expense, including amortizations related to derivatives created by issuance of convertible securities, totaled $32,762 for the period ended March 31, 2015 versus $nil for the period ended March 31, 2014. We project that interest expenses will remain at current levels during the balance of fiscal 2015.

During the periods ended March 31, 2015 and March 31, 2014, we recorded other income of $25,508 and $nil, respectively. Other income for the period ended March 31, 2015 was comprised of a non-cash entry to record a change in the fair market values of derivative liabilities related to our issuance of convertible securities. Other than further non-cash derivative related gains or losses which may arise during the coming year, we do not project further other income items during the balance of fiscal 2015.

Net Loss

Our net losses for the periods ended March 31, 2015 and March 31, 2014 were $544,036, or $0.01 per share, versus $506,082, or $0.01 per share.

Liquidity and Capital Resources

Our financial position at March 31, 2015 and December 31, 2014 was as follows:

Net Working Capital
	As of March 31, 2015	As of December 31, 2014

Current Assets	$951,363	$843,217
Current Liabilities	943,644	347,795
Net Working Capital (Deficit)	$7,719	$495,422

As of March 31, 2015 we had cash on hand of $240,536, accounts receivable of $239,579, inventory of $471,248, prepaid expenses of $nil, and other current assets of $nil. This compares with cash of $39,987, accounts receivable of $278,240, inventory of $508,338, prepaid expenses of $16,000, and other current assets of $652 for the period ended December 31, 2014.

Our net working capital decreased to a balance of $7,719 at March 31, 2015 from a balance of $495,422 at December 31, 2014. At present, we estimate we will need to raise capital during the coming twelve months to fund our strategic plans.

Cash Flows
	Three months ended March 31, 2015	Three months ended March 31, 2014

Net cash (used) by operating activities	$(274,451)	$(1,002,139)
Net cash provided/(used) in investing activities	-	-
Net cash provided by financing activities	475,000	1,000,000
Increase (decrease) in cash during the period	200,549	(2,139)
Cash, beginning of period	39,987	213,156
Cash, end of period	$240,536	$211,017

Key elements comprising the comparative figures for Net cash (used) by Operating Activities for the periods ended March 31, 2015 and March 31, 2014 include: (i) net losses of $544,036 and $506,082, respectively; (ii) non-cash options amortization costs of $54,483 and $nil, respectively; (iii) an increase of $113,091 and a decrease of $85,529 in accounts payable, respectively; (iv) an increase of $38,661 and a decrease of $149,797 in accounts receivable, respectively; and (v) an increase of $37,090 and a decrease of $259,543 in inventory, respectively.

Debt

On January 28, 2014, pursuant to our patent settlement with VDF, we issued a senior convertible note (the "Senior Convertible Note") to VDF, whereby we promised to pay VDF a principal amount equal to the sum of: (i) the aggregate amount of accrued and unpaid License fee payments, plus (ii) accrued interest on the Senior Convertible Note. The maturity of the Senior Convertible Note is December 31, 2018 unless the Senior Convertible Note is accelerated pursuant to an event of default or the License Agreement is terminated and all accrued and unpaid obligations under the Senior Convertible Note have been paid. Interest on the Senior Convertible Note is 7% per annum, subject to an adjustment to 12% for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. At any time VDF has the option to convert any principal outstanding on the Senior Convertible Note into shares of our common stock at a Conversion Price determined by the terms of the Senior Convertible Note. Key terms of the Senior Convertible Note include that: (i) VDF is granted an adjustment to the conversion price upon the issuance of shares of our common stock, stock options or other convertible securities; (ii) no indebtedness shall rank senior to the payments due under the Senior Convertible Note unless prior written consent of VDF is obtained; and (iii) payments under the Senior Convertible Note are secured by a Security Agreement. The Senior Convertible Note provides that we may, at our option, have regularly scheduled License fee payments treated as debt and rolled over into the Senior Convertible Note. To date, we have rolled-over three License fee payments of $75,000 each, plus accrued interest for the year ended December 31, 2014 of $791 for a total additions to the Senior Convertible Note balance of $225,791. Originally the Conversion Price of the Senior Convertible Note was $0.65 per share. On December 19, 2014, this was adjusted to $0.6163 per share based on our issuance of stock options; and subsequent to the year ended December 31, 2014, on January 20, 2015 the Conversion Price was adjusted to $0.5623 based on our issuance of an unsecured, subordinate convertible debenture.

On January 20, 2015 (the “Issuance Date”), we entered into a Convertible Debt Purchase Agreement with a third party (“Lender”), for the issuance of up to $1,100,000 of unsecured subordinated convertible debentures (the “Unsecured Subordinate Debentures”) maturing 18 months from each issuance date.  On the Issuance Date, the Company issued to Lender an Unsecured Subordinate Debenture with a face value principal amount of $440,000 (which includes $40,000 in original issue discount) for $400,000 in cash.  The Company may issue to Lender an additional $660,000 in Unsecured Subordinate Debentures (the “Subsequent Debentures”), consisting of two additional convertible debenture, each in the face value principal amount of $330,000, including $30,000 of original issue discount, with one Unsecured Subordinate Debenture issuable upon the filing to the SEC of our Form 10-K for the year ended December 31, 2014 and the remaining Unsecured Subordinate Debenture issuable upon the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014. The Unsecured Subordinate Debentures have an interest rate of 12% per annum, with each such Unsecured Subordinate Debenture maturing 18 months from issuance (each a “Maturity Date”). All or a portion of the outstanding principal balance of an Unsecured Subordinate Debenture may be prepaid before the relevant Maturity Date with a premium ranging from 105% to 125%. If the Company repays an Unsecured Subordinate Debenture on the relevant Maturity Date, no Prepayment Premium shall apply. The principal balance and accrued interest for each Unsecured Subordinate Debenture is convertible into the Company’s common stock (the “Common Stock”), at Lender’s option, at a “Conversion Price” of 55% multiplied by the Lowest Closing Price (which represents a discount rate of forty-five percent (45%)). The “Lowest Closing Price” shall be the lowest closing bid price of the Common Stock during the 25 consecutive trading days prior to such date as reported on www.NASDAQ.com. Lender has agreed to restrict its ability to convert the Unsecured Subordinate Debentures and receive shares of Common Stock such that the number of shares of Common Stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of Common Stock. The Unsecured Subordinate Debentures and the other securities issued to Lender pursuant to the Agreement were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

On March 31, 2015, the outstanding balance on the Unsecured Subordinate Debenture was $196,496, after taking account of a net discount of $253,630 arising from the original issue discount and an embedded derivative (see Note 8). Interest of $10,126 accrued on the Unsecured Subordinate Debenture during the three period ended March 31, 2015, which created total accrued interest on the Unsecured Subordinate Debenture of $10,126.

Other than the Senior Convertible Note and Unsecured Subordinate Debentures, there was no other debt outstanding at March 31, 2015.

Derivative Liabilities

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

The following table summarizes the convertible debt derivative activity for the periods ending March 31, 2015 and December 31, 2014:

Description	Convertible Notes
Fair Value of derivative liability at December 31, 2013	$—
Discount due to issuance of subordinated convertible debenture	11,006
Change in Fair Value	(1,838)
Fair Value of derivative liability at December 31, 2014	$9,168
Discounts due to valuation of newly issued convertible debentures	235,166
Change in Fair Value	(25,508)
Fair Value of derivative liabilities at March 31, 2015	$218,826

For the period ended March 31, 2015, the change in the fair market value of the derivative liability  of $25,508 was recorded as Other Income.

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

ITEM 4.  CONTROLS AND PROCEDURES

A.   Disclosure Controls and Procedures.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Shaun Roberts, and our Chief Financial Officer, John Dawe) as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, Mr. Roberts and Mr. Dawe each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including Mr. Roberts and Mr. Dawe, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. Management’s assessment was based on criteria set forth in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of March 31, 2015, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

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

C.   Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 27, 2015 we received correspondence from an attorney which alleged a service provider who provided us with social media postings services had violated the copyright of two related clients regarding certain pictures used by the service provider. The likelihood of a material loss in this matter is considered to be remote and any damages we may pay are not currently estimable.

Other than the aforementioned matter, there are no material, active, or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our officer and director, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 6, 2015, 600 restricted common shares were issued to an employee for compensation and 11,000 restricted common shares were issued to a vendor for services rendered. These share issuances were both issued at a price of $0.0752 based on market close price on issue date for deemed payments totaling of $872. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Subsequent to the period ended March 31, 2015, on April 30, 2015, we issued 131,579 restricted common shares to our CFO as compensation at a price of $0.19 per share for aggregate deemed compensation of $25,000. These shares were issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to the period ended March 31, 2015, on May 1, 2015, we issued 300,00 restricted common shares to a service provider at a price of $0.20 per share for aggregate deemed fees of $60,000. These shares were issued to a US corporation, in accordance with exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

No.                 Exhibit Description

Exhibit Number	Description	Filed

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.2	Bylaws	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.3	Articles of Merger dated effective September 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
3.4	Certificate of Change dated effective September 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
(31)	Certifications
31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
(101)	Interactive Data File
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Taxonomy Extension Labels Linkbase Document	Filed herewith
101.PLE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONARED CORPORATION

/s/ Shaun Roberts	Dated:	May 14, 2015
Shaun Roberts
President & CEO

/s/ John Dawe	Dated:	May 14, 2015
John Dawe
Chief Financial Officer,
Secretary & Treasurer