Form 10-Q
period 2015-06-30
KonaRed Corp
filed 2015-08-07
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

Commission File # 000-55208

KONARED CORPORATION
 (Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

99-0366971
(IRS Employer Identification Number)

1101 Via Callejon #200
San Clemente, California 92673-4230
(Address of principal executive offices)    (Zip Code)

2829 Ala Kalanikaumaka Street, Suite F-133
Koloa, Hawaii 96756
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

The issuer had 92,931,729 shares of common stock issued and outstanding as of August 7, 2015.

KONARED CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

KONARED CORPORATION
BALANCE SHEETS

	June 30, 2015 (unaudited)	December 31, 2014

ASSETS

CURRENT ASSETS
Cash	$169,390	$39,987
Accounts receivable	241,418	278,240
Inventory	399,943	508,338
Prepaid expenses	—	16,000
Other current assets	—	652
TOTAL CURRENT ASSETS	810,751	843,217

OTHER ASSETS
Fixed assets (net of accumulated depreciation)	57,987	12,691
TOTAL ASSETS	$868,738	$855,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$379,245	$195,183
Short term debt - related party	453,978	—
Unearned revenue	2,265	3,443
Derivative liability	10,265	9,168
TOTAL CURRENT LIABILITIES	845,753	207,794
LONG TERM LIABILITIES
Convertible notes payable, net of discounts	293,278	140,001
TOTAL LONG TERM LIABILITIES	293,278	140,001
TOTAL LIABILITIES	1,139,031	347,795

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred shares, 10,000 shares with par value $0.001 authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common shares, 877,500,000 shares with par value $0.001 authorized; 91,640,910 and 83,496,530 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	91,642	83,497
Additional paid in capital	17,598,085	16,705,636
Accumulated deficit	(17,960,020)	(16,281,020)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(270,293)	508,113

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$868,738	$855,908

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014 (re-stated)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014 (re-stated)

REVENUE:
Product sales	$168,970	$381,946	$404,210	$702,950
Shipping and delivery	4,652	37,976	9,077	76,630
Total sales	173,622	419,922	413,287	779,580

Cost of Goods Sold	147,129	369,748	341,535	640,259
GROSS MARGIN	26,493	50,174	71,752	139,321

OPERATING EXPENSES:
Research and development	4,610	—	4,610	3,300
Advertising and marketing	73,604	314,793	198,545	565,556
General and administrative expenses	837,045	921,018	1,294,145	1,910,519
Total operating expenses	915,259	1,235,811	1,497,300	2,479,375
Loss from operations	(888,766)	(1,185,637)	(1,425,548)	(2,340,054)

OTHER EXPENSE:
Interest expense	(141,481)	—	(174,243)	—
Change in fair market value of derivative liability	(62,964)	—	(37,456)	—
Loss on equity modification	(41,753)	—	(41,753)	—
Total other expense	(246,198)	—	(253,452)
Loss before income taxes	$(1,134,964)	$(1,185,637)	(1,679,000)	(2,340,054)
Provision for income taxes	—	—
Net Loss	$(1,134,964)	$(1,185,637)	$(1,679,000)	$(2,340,054)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Basic and diluted weighted average shares outstanding	85,017,480	75,931,279	88,310,900	75,521,701

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity Deficit

Ending balance, December 31, 2013	72,366,667	72,367	11,969,774	(11,678,393)	363,748
Additional paid-in capital related to option grants	—		807,161	—	807,161
Common shares issued for cash	1,818,182	1,818	998,182	—	1,000,000
Common shares issued under equity line	3,697,889	3,698	1,696,303	—	1,700,001
Common shares issued for equity line underwriting fees	903,633	904	(904)	—	—
Common shares issued as compensation	657,400	657	397,465	—	398,122
Common shares issued for services	4,052,759	4,053	837,654	—	841,708
Net loss – year ended December 31, 2014	—	—	—	(4,602,627)	(4,602,627)
Balance – December 31, 2014	83,496,530	$83,497	$16,705,636	$(16,281,020)	$508,113
Common shares issued for cash	3,333,334	3,334	346,666	—	350,000
Common shares issued for equity line underwriting fees	2,666,667	2,667	(2,667)	—	—
Common shares issued as compensation	133,379	133	25,080	—	25,213
Common shares issued for services	2,011,000	2,011	297,156	—	299,167
Additional paid-in capital related to option grant	—	—	109,572	—	109,572
Additional paid-in capital related to convertible debenture redemption	—	—	74,889	—	74,889
Additional paid-in capital related to loss on equity modification	—	—	41,753	—	41,753
Net loss – period ended June 30, 2015	—	—	—	(1,679,000)	(1,679,000)
Balance – June 30, 2015	91,640,910	$91,642	$17,598,085	$(17,960,020)	$(270,293)

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014 (re-stated)

OPERATING ACTIVITIES:
Net loss	$(1,679,000)	$(2,340,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,670	—
Bad debt expense	5,508	—
Stock issued for compensation & services	324,380	369,000
Option grants expense	109,572	676,336
Change in fair market value of derivative liability	37,456	—
Amortization of note payable discount	75,235	—
Loss on equity modification	41,753	—
Change in operating assets and liabilities:
Accounts receivable	31,314	(253,850)
Inventory	108,395	(163,253)
Prepaid expenses	16,000	2,835
Other current assets	652	—
Accounts payable and accrued liabilities	184,062	(55,160)
Accrued interest	10,550	—
Unearned revenue	(1,178)	4,798
NET CASH USED IN OPERATING ACTIVITIES	(731,631)	(1,759,348)

INVESTING ACTIVITIES:
Purchase of fixed assets	(48,966)	(5,976)
NET CASH USED IN INVESTING ACTIVITIES	(48,966)	(5,976)

FINANCING ACTIVITIES:
Proceeds from convertible notes payable	550,000	—
Repayments on convertible notes payable	(440,000)
Proceeds from short term debt - related party	500,000	—
Repayments on short term debt - related party	(50,000)
Proceeds from issuance of common stock for cash	350,000	2,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	910,000	2,000,000

NET INCREASE (DECREASE) IN CASH	129,403	234,676

CASH, Beginning of Period	39,987	213,156

CASH, End of Period	$169,390	$447,832

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Unaudited)

	Six Months Ended June 30, 2015	Six Month Ended June 30, 2014

Cash paid during the year for:
Interest	$174,243	$—
Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Discounts on convertible debentures	$277,749	$—
Equity line common stock issued as commitment shares	2,667	—
Settlement of derivative liability related to convertible debenture redemption	274,108	—

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

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Fiscal Year

These financial statements have been presented by the Company in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31st.

Restatement of some information previously reported for the period ended June 30, 2014
At year end December 31, 2014 it was determined some statement of operations items should be reclassified and this change was reflected in the financial statements reported on Form 10-K for the year ended December 31, 2014. To ensure consistency in the financial statements included in this Form 10-Q, data for the prior period ended June 30, 2015 has been adjusted to reflect these changes for the three and six months periods. This had the effect of decreasing product sales from $436,674 to $381,946 and $842,962 to $702,950, respectively; COGS from $407,723 to $369,748 and $743,910 to $640,259, respectively; and increasing advertising and marketing expenses from $276,818 to $314,793 and $461,905 to $565,556, respectively for the period ended June 30, 2014.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents recorded for the periods ended June 30, 2015 and December 31, 2014.

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the periods ended June 30, 2015 and June 30, 2014, the Company wrote off accounts receivable totaling $5,508 and $nil, respectively. There were no allowances for doubtful accounts recorded for the periods ended June 30, 2015 and December 31, 2014.

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

No liability for unrecognized tax benefits was recorded as of June 30, 2015 and December 31, 2014.

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

As of December 31, 2014, the Company had outstanding a senior convertible note with a balance of $140,001, net of a discount of $10,790 which the Company determined had an embedded derivative liability valued at $9,168 due to the senior convertible note agreement providing for adjustments to the conversion price. During the period ended June 30, 2015, $150,000 of principal was added to this note and interest totaling $6,572 was accrued to the note which brought the balance on the note to $293,278, net of a discount of $14,085. At June 30, 2015, the Company determined the mark-to-market value of the embedded derivative liability was $10,265. The net change in the embedded derivative of $1,097 during the period ended June 30, 2015, which included the valuation of the embedded derivatives resulting from additional principal being added to the note, was added to the Other Loss detailed for the note below, to bring the net Other Loss on convertible notes to $37,456 for the period ended June 30, 2015.

During the period ended June 30, 2015, the Company also issued an unsecured subordinate convertible debenture with a face value of $440,000, which after deducting a $40,000 original issue discount ('OID'), provided funds of $400,000. This debenture was initially valued as having a balance of $207,074, net of a discount of $232,926. The Company determined this note initially had an embedded derivative liability valued at $232,926 due to the convertible note agreement providing for adjustments to the conversion price. On June 5, 2015, the Company redeemed this note and paid the lender a prepayment premium of $68,929, calculated as 15% of face value principal of $440,000 plus accrued interest of $19,529, for a total redemption payment of $528,458. Because there was a derivative liability recorded for this note, the derivative component of the note was marked-to-market at time of redemption and the resulting net loss of $41,182 was included as an Other Loss on the statement of operations (which as noted above, netted to a net Other Loss of $37,456 for all convertible note valuations). $5,788 of the OID was amortized to interest expense over the life of the note and the repayment of the remaining balance of $34,212 OID was recorded as an interest expense at time of redemption.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using the treasury stock method; and convertible preferred stock and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company currently has options, warrants and convertible debt outstanding. Common stock equivalents pertaining to the options, warrants and convertible debt were not included in the computation of diluted net loss per common share in these financial statements because the effect would have been anti-dilutive due to the net losses for the periods ended June 30, 2015 and June 30, 2014.

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

The Company's Level 1 assets and liabilities consist of cash, accounts receivable, inventories net, of any inventory allowance, prepaid expenses, other current assets, accounts payable and accrued liabilities, note payable, short term debt and unearned revenue. Pursuant to ASC 820, the fair value of these assets and liabilities is determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. Level 2 assets and liabilities consist of a derivative liability arising from a convertible note payable. Pursuant to ASC 820, the fair value of this liability is determined based on Level 2 inputs, which consisted of a valuation by an accredited third party expert. We do not currently have any assets or liabilities which are classified under the criterion of Level 3.

Amounts in each Level include:

	As of June 30, 2015	As of December 31, 2014
Level 1	$1,997,504	$1,181,844
Level 2	$10,265	$9,168
Level 3	$nil	$nil

It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Advertising
Costs for advertising are expensed when incurred. Advertising costs totaled $105,505 and $34,709 for the periods ended June 30, 2015 and June 30, 2014, respectively. The Company also incurs marketing expenses for product promotion which are combined with advertising to form the advertising and marketing line item in our statement of operations. Excluding advertising, these other promotional costs totaled $102,975 and $427,196 for the periods ended June 30, 2015 and June 30, 2014, respectively.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is calculated on a straight line method over the estimated useful lives of the various assets as follows:

ASSET	Depreciation Term

Furniture and equipment	5 - 7 years
Warehouse fixtures	10 years
Vehicles	5 years

During the periods ended June 30, 2015 and June 30, 2014, depreciation of $1,048 and $nil, respectively, was recorded for furniture and Equipment; and depreciation of $174 and $nil, respectively, was recorded for warehouse fixtures; and depreciation of $2,448 and $nil, respectively, was recorded for vehicles. Accumulated depreciation for all fixed assets totaled $5,653 at June 30, 2015.

Maintenance and repairs will be expensed as incurred while renewals and betterments will be capitalized.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In July , 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory, which requires that inventory be measured within the scope of the Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This ASU conforms with the Company's current protocol for evaluating inventory and the Company will prospectively implement adoption of this ASU. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early application is permitted.  The ASU requires retrospective application to all prior periods presented in the financial statements. The Company has elected not to early adopt ASU 2015-03.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses totaling $17,960,020 as of June 30, 2015; and has a incurred a net loss for the current period of $1,679,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. To address these issues, on June 5, 2015 the Company entered into a new equity line share purchase agreement (the “2015 Purchase Agreement”), pursuant to which we may make sales of shares of our common stock, subject to certain limitations set forth in the 2015 Purchase Agreement, if our share price is trading at or above a stipulated floor price.

NOTE 4 – Inventory

Inventory includes raw materials and finished goods. Finished goods contain direct materials and other manufacturing costs charged directly by third party manufacturing vendors. Inventory consists of the following:

	June 30, 2015	December 31, 2014

Raw materials	$158,903	$157,839
Finished goods	241,040	350,499
Total	$399,943	$508,338

As of June 30, 2015 and December 31, 2014, the Company had $nil and $nil, respectively, of reserved inventory and all inventory was valued at full cost.

NOTE 5 – Prepaid Expenses and Other Current Assets

There were no prepaid expenses at June 30, 2015. Prepaid expenses totaled $16,000 at December 31, 2014 and were comprised of prepayments to two service providers.

There were no other current assets at June 30, 2015. Other current assets at December 31, 2014 totaled $652 and were comprised of a manufacturing deposit of $652 which was applied to production costs during the first quarter of 2015.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – Fixed Assets

Fixed assets at June 30, 2015 were comprised of: (a) furniture and equipment totaling $8,988, net of accumulated depreciation of $2,214; (b) warehouse fixtures totaling $2,725, net of accumulated depreciation of $747; and (c) vehicles totaling $46,518, net of accumulated depreciation of $2,448. Fixed assets at December 31, 2014 were comprised furniture and equipment totaling $9,735, net of accumulated depreciation of $1,467; and warehouse fixtures totaling $2,956, net of accumulated depreciation of $516.

NOTE 7 – Short Term Debt - Related Party and Long Term Debt

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

The Senior Convertible Note provides that we may, at our option, have regularly scheduled License fee payments treated as debt and rolled over into the Senior Convertible Note which we have issued to VDF (see Note 11). To date, we have rolled-over four License fee payments of $75,000 each, plus accrued interest of $791 for the year ended December 31, 2014. We have also recorded accrued interest on the Senior Convertible Note of $6,572 for the period ended June 30, 2015. The outstanding balance on the Senior Convertible Note at June 30, 2015 was $293,278 after taking account of a net discount on the note of $14,058 arising from an embedded derivative (see Note 8).

Originally the Conversion Price of the Senior Convertible Note was $0.65 per share. On December 19, 2014, this was adjusted to $0.6163 per share based on our issuance of stock options. On January 20, 2015 the Conversion Price was adjusted to $0.5623 based on our issuance of an unsecured subordinate convertible debenture to a third party; and on June 15, 2015 the Conversion Price was adjusted to $0.5572 as the result of re-pricing of warrants issued to a third party.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt - Related Party and Long Term Debt (continued)

Unsecured subordinate convertible debenture

On January 20, 2015 (the “Issuance Date”), we entered into a Convertible Debt Purchase Agreement with a third party (“Lender”), for the issuance of up to $1,100,000 of unsecured subordinated convertible debentures (the “Unsecured Subordinate Debentures”) maturing 18 months from each issuance date and the Company issued to Lender an Unsecured Subordinate Debenture with a face value principal amount of $440,000 (which includes $40,000 in original issue discount) for $400,000 in cash. The Unsecured Subordinate Debenture was initially valued as having a balance of $207,074, net of a discount of $232,926. The Company determined this note initially had an embedded derivative liability valued at $232,926 due to the convertible note agreement providing for adjustments to the conversion price. On June 5, 2015, the Company redeemed this note and paid the lender a prepayment premium of $68,929, calculated as 15% of face value principal of $440,000 plus accrued interest of $19,529, for a total redemption payment of $528,458. Because there was a derivative liability recorded for this note, the derivative component of the note was marked-to-market at time of redemption and the resulting net loss of $41,182 was included as an Other Loss on the statement of operations (which as noted above, netted to a net Other Loss of $37,670 for all convertible notes). $5,788 of the OID was amortized to interest expense over the life of the note and the repayment of the remaining balance of $34,212 OID was recorded as an interest expense at time of redemption. Repayment of the Unsecured Subordinate Debenture effected a termination of the Convertible Debt Purchase Agreement.

Short Term Debt - Related Party

On June 5, 2015 (the “Issuance Date”), upon repayment of the Unsecured Subordinate Debenture described above, the Company issued a $500,000 note (the “Note”) to a corporation affiliated with a director of the Company and is therefore classified as related party debt. The Note has a maturity date of December 5, 2015. According to the terms of the Note, $250,000 will be due three months from the Issuance Date and the remaining $250,000 will be due six months from the Issuance Date.  The Note bears interest at 12% until repayment.  The Note may be prepaid in whole, or in part, at any time before each maturity date without prepayment penalty.  1,700,000 restricted common shares of the Company were issued to the lender as a fee. As security for the Note, the Company’s Chief Executive Officer pledged 3,333,333 shares of the Company, which he owns, as security for the Note (the "Pledge Shares"). If the Company defaults on the payment of the Note, then sufficient Pledge Shares will be released to cover the full amount of the due payment(s). On June 16, 2015, the Company made a principal re-payment of $50,000 toward the Note. At June 30, 2015, the balance due on the Note was $453,978, which included $3,978 of accrued interest for the period ended June 30, 2015.

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

The following table summarizes the convertible debt derivative activity for the period ending June 30, 2015:

Description	Convertible Notes
Fair Value of derivative liabilities at December 31, 2013	$—
Discount due to issuance of subordinated convertible debenture	11,006
Change in Fair Value	(1,838)
Fair Value of derivative liabilities at December 31, 2014	$9,168
Discounts due to valuation of newly issued convertible debentures*	4,823
Change in Fair Value related to senior convertible note	(3,726)
Fair Value of derivative liabilities at June 30, 2015**	$10,265
*(These newly issued convertible notes included the additions to the senior convertible note)
**(net of unsecured subordinate convertible debenture which was redeemed during the period ended June 30, 2015)

For the period ended June 30, 2015, the net change in the fair market value of derivative liabilities was $37,456 which was recorded as Other Loss. This included a gain of $3,726 on the senior convertible note and a net loss of $41,182 on the valuations of the unsecured subordinate convertible note which was redeemed on June 5, 2015.

The lattice methodology was used to value the derivative liabilities related to the convertible notes, with the following assumptions as of June 30, 2015 and December 31, 2014.

Assumptions:	June 30, 2015	December 31, 2014

Dividend yield	0.00%	0.00%
Risk-free rate for term	0.8014%	1.65%
Volatility	111%	117%
Maturity dates	2.82 years	4 years
Stock Price	$0.1198	$0.141

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – Related Party Transactions

During the periods ended June 30, 2015 and June 30, 2014, related party transactions included:

President and Chief Executive Officer, Director, Board Chair. For the period ended June 30, 2015: (i) compensation of $65,000; (ii) Black-Scholes expense amortization of $109,572 related to 1,500,000 options granted on December 19, 2014 of which 750,000 vest on June 30, 2015 and 750,000 vest on December 31, 2015; (ii) sale of vehicles to the Company totaling $25,550; and (iii) office rent of $7,8000. For the period ended June 30, 2014: (i) compensation of $60,000; (ii) Black-Scholes expense amortization of $113,286 related to 1,000,000 options granted on December 12, 2013, which never vested and were cancelled on December 19, 2014; and (iii) issuance of 250,499 S-8 registered common shares at a cost of $0.627 per share on date of issuance for aggregate deemed compensation of $157,063.

Chief Financial Officer, Secretary and Treasurer: For the period ended June 30, 2015: (i) compensation of $62,500; (ii) issuance of 131,579 restricted common shares at a cost of $0.19 per share on date of issuance for aggregate deemed compensation of $25,000; and (iii) office rent of $4,500. For the period ended June 30, 2014: (i) consulting fees of $22,500; and (ii) a signing bonus expense for 50,000 shares at a price of $0.80 per share for aggregate deemed compensation of $40,000.

(Former) Chief Financial Officer, Secretary and Treasurer; spouse of President and CEO. For the period ended June 30, 2015: consulting fees of $3,500. For the period ended June 30, 2014: compensation of $16,500 from January 1 to March 17, 2014.

(Former) Chief Scientific Officer; Director. For the period ended June 30, 2015: consulting fees of $4,000; and for the period ended June 30, 2014: (i) payment of $60,000 as the final installment of CSO contract buy-out negotiated during fiscal 2013; (ii) Black-Scholes expense amortization of $113,286 related to 1,000,000 options granted on December 12, 2013, which never vested and were cancelled on December 19, 2014; and (iii) issuance of 83,167 S-8 registered common shares at a cost of $0.627 per share on date of issuance for aggregate deemed compensation of $52,146.

Directors: We have two independent directors.

Related party transactions for the first of our independent directors included: (i) for the period ended June 30, 2015: issuance of a $500,000 Note to a corporation affiliated with the director, repayment of $50,000 principal on the Note, accrual of interest of $3,978 on the Note, and issuance of 1,700,000 restricted common shares of the Company valued at $0.1402 per share for aggregate deemed proceeds of $238,340 as a fee for the Note; and (ii) for the period ended June 30, 2014: Black-Scholes expense recording of $114,236 for 750,000 options granted on December 19, 2014 which vested immediately and which were cancelled on December 19, 2014, and issuance of 83,167 S-8 registered common shares at a cost of $0.627 per share on date of issuance for aggregate deemed compensation of $52,146.

Related party transactions for the second of our independent directors included: (i) for the period ended June 30, 2015: nil transactions; and (ii) for the period ended June 30, 2014: issuance of 83,167 S-8 registered common shares at a cost of $0.627 per share on date of issuance for aggregate deemed compensation of $52,146.

At June 30, 2015 and December 31, 2014, the Company had related party accounts payable of $nil and $nil, respectively; and shareholder loans of $nil and $nil, respectively.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Equity

Overview:

Our authorized capital stock consists of 877,500,000 shares of common stock, with a par value of $0.001 per share; and 10,000 shares of preferred stock at a par value of 0.001. The holders of common stock have dividend rights, liquidation rights and voting rights of one vote for each share of common stock. There are no preferred shares issued and outstanding and the terms of any future preferred shares issuances will be as determined by the Board of Directors. As of June 30, 2015, there were 91,640,910 shares of our common stock issued and outstanding.

2014 Share Transactions:

On January 27, 2014, we issued 1,818,182 units to two investors in a non-brokered private placement, at a purchase price of $0.55 per unit for gross proceeds of $1,000,000. Each unit consisted of one share of our common stock and one non-transferable common share purchase warrant, with each warrant entitling the holder to acquire one additional share of our common stock at a price of $0.65 per share for a period of six years. We issued: (i) 681,818 of these units to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended; and (ii) 1,136,364 of these units to one U.S. person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these units to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. Pursuant to the securities purchase agreements with each investor, we also agreed to file a Form S-1 registration statement related to the transaction with the SEC covering the shares underlying the units (excluding shares issuable upon exercise of the warrants); such Form S-1, which also included shares related to our 2014 Equity Line, was filed and subsequently deemed Effective by the SEC on May 8, 2014. 1,136,364 of these warrants were re-priced on June 16, 2015, to reflect a revised exercise price of $0.15 per share.

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

On May 1, 2014, 25,000 restricted common shares were issued to our former VP/COO as a signing bonus at a price of $0.62 per share based on market close price on issue date, for aggregate deemed compensation of $15,500. These shares were issued to one U.S. person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On October 1, 2014, 57,400 restricted common shares were issued to two employees for prior services rendered at a price of $0.3449 based on market close price on issue date for deemed compensation of $19,797. These shares were issued to U.S. persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

During the year ended 2014, we issued a total of 4,052,759 restricted common shares to a service provider for services rendered. These issuances were: (i) 352,759 at $0.2835 per share on October 21, 2014; (ii) 2,000,000 at $0.251 on December 2, 2014; and (iii) 1,700,000 at $0.141 on December 31, 2014, for aggregate deemed compensation of $841,707, each grant being valued based on market close price on issue date. These shares were issued to one U.S. person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

2014 Equity Line:

On February 3, 2014, we entered into an Equity Line Agreement and a Registration Rights Agreement (the "2014 Equity Line") with  an Illinois limited liability company (the "Investor"), pursuant to which we have the right to sell to the Investor of up to $12,000,000 in shares of our common stock, subject to certain limitations set forth in the Equity Line Agreement filed with the SEC in a Current Report on Form 8-K on February 5, 2014. The Term of the 2014 Equity Line is thirty months. As aforementioned, the shares related to this Equity Line were registered with the SEC in a Form S-1 which was deemed Effective on May 8, 2014. We may direct the Investor, at our sole discretion and subject to certain conditions, to purchase up to $100,000 worth of shares of our common stock on any single business day so long as at least one business day has passed since the most recent purchase. Such sales may increase up to a maximum of $500,000 per purchase, depending on the closing sale price of our common stock.

The purchase price of such common stock sold to the Investor is based on the prevailing market price of our common stock preceding the time of any such sale with our company knowing the exact price prior to making sales, if any, to the Investor and we control the timing and amount of sales, if any, of common stock to the Investor. There are no upper limits to the price the Investor may pay to purchase our common stock. No sales of common stock to the Investor may occur below a floor price as set forth in the 2014 Equity Line Agreement. In addition, we may direct the Investor to purchase additional amounts as Accelerated Purchases if on the date of a regular purchase the closing sale price of our common stock is not below the threshold price as set forth in the 2014 Equity Line Agreement.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Equity (continued)

Our sales of shares of common stock to the Investor under the 2014 Equity Line Agreement are limited to no more than the number of shares that would result in the beneficial ownership by the Investor and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of our common stock. The 2014 Equity Line Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. the Investor has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares of common stock.

In consideration for entering into the 2014 Equity Line Agreement, we issued the Investor 872,727 common shares as a commitment fee (the “Commitment Shares”) and may issue up to 218,182 additional shares on a per share basis. During the year ended December 31, 2014, we issued 30,906 additional commitment shares during 17 transactions. The cost of the 903,633 shares issued for 2014 Equity Line underwriting fees have been recorded as a $904 debit to additional paid-in capital. The Commitment Shares were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, and were registered for sale under the Registration Statement on Form S-1 which was deemed Effective by the SEC on May 8, 2014. Actual sales of shares of common stock to the Investor under the Equity Line Agreement depend on a variety of factors to be determined by our Company from time to time, including (among others) market conditions, the trading price of our common stock and determinations by us as to available and appropriate sources of funding for our Company and its operations. The Equity Line Agreement may be terminated by us at any time at our discretion without any monetary cost to us. During the year ended December 31, 2014 we issued 3,697,889 shares under the 2014 Equity Line for aggregate proceeds of $1,700,001. We may not make sales under the 2014 Equity Line if our share price is less than $0.35. Nil shares have been issued under the 2014 Equity Line during the period ended June 30, 2015.

2015 Share Transactions:

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

On April 30, 2015, we issued 131,579 restricted common shares at $0.19 per share to our CFO. This grant was valued based on market close price on issue date, for aggregate deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Equity (continued)

On May 1, 2015, we issued 300,000 restricted common shares to a service provider for services rendered, such issuance which was valued at $0.20 per share for a deemed aggregate proceeds of $60,000, such grant being valued based on market close price on issue date. These shares were issued to one U.S. person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 5, 2015, we issued 1,700,000 restricted common shares valued market close price on date of issue at $0.1402 for aggregate deemed proceeds of $238,340 to a related party as a fee for a loan to the Company. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On June 9, 2015, 1,200 restricted common shares were issued to an employee for compensation. These shares were valued at $0.14 based on market close price on issue date for deemed proceeds of $168. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

2015 Equity Line and related transactions:

On June 16, 2015, we entered into a $10,250,000 Purchase Agreement and Registration Rights Agreement (the "2015 Equity Line") with the same Investor who provided the 2014 Equity Line. Upon signing the Purchase Agreement, the Investor purchased 1,666,667 shares of our common stock at $0.15 per share for proceeds of $250,000 as an initial purchase under the agreement. Subsequently, under the terms of the Registration Rights Agreement, we filed a Registration Statement on Form S-1 with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to the Investor. This Form S-1 was filed on July 6, 2015 and was deemed Effective by the SEC on July 16, 2015. Under the 2015 Equity Line we have the right, in our sole discretion, over a 30-month period to sell up to an additional $10 million of our common stock to Investor in amounts from up to 150,000 shares per sale to up to 350,000 shares per sale, depending on certain conditions as set forth in the Purchase Agreement. There are no upper limits to the price Investor may pay to purchase our common stock and the purchase price of shares of Common Stock sold pursuant to the Purchase Agreement will be based on prevailing market prices of our Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to Investor. In addition, the Company may direct Investor to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the 2015 Purchase Agreement. Investor shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below the floor price as set forth in the 2015 Purchase Agreement.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Equity (continued)

The 2015 Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. Investor has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock. In consideration for entering into the
$10,250,000 million agreement, we issued to Investor 2,666,667 shares of our common stock and may issue up to an additional 666,666 shares pro rata if and when we sell to Investor up to an additional $10 million of our common stock. The agreement may be terminated by us at any time at our discretion without any monetary cost to us. Actual sales of shares of Common Stock to Investor LPC under the 2015 Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Common Stock and determinations by the Company as to available and appropriate sources of funding for the Company and its operations. The proceeds received by the Company under the agreement are expected to be used for general corporate purposes.

On June 15, 2015, the Company amended a warrant initially issued to Investor on January 27, 2014, to modify the exercise price from $0.65 to $0.15. The fair value of this warrant re-pricing was calculated based on the difference between Black Scholes option pricing model valuations on original grant date of January 27, 2014 and re-pricing date of June 15, 2015. This expense was recorded as a loss on equity modification of $41,753, with an offset to additional paid in capital.

On June 30, 2015, 1,666,667 shares of restricted common shares were issued to another investor, unrelated to Investor, under a securities purchase agreement dated June 30, 2015 at a price of $0.06 per share for aggregate proceeds of $100,000. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. These shares were included in the Registration Statement on Form S-1 filed on July 6, 2015,which was made Effective by the SEC on July 16, 2015.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Equity (continued)

Warrants:

On January 27, 2014, we issued 1,818,182 units to two investors in a non-brokered private placement at a purchase price of $0.55 per unit for gross proceeds of $1,000,000. Each unit was comprised of one common share and one six year warrant exercisable into one common share at a price of $0.65 per share. On June 15, 2015, 1,136,364 of these warrants were re-priced from an exercise price of $0.65 per share to an exercise price of $0.15 per share. This re-pricing created a loss on equity modification of $41,753.

The following table summarizes the Company’s warrant activity for the period ended June 30, 2015, and the year ended December 31, 2014:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*		Intrinsic Value**

Outstanding at December 31, 2013	5,803,666
January 12, 2014 - Expiration of warrants previously granted to creditor	(1,837,000)	-	-		-
Net	3,966,666	0.65	3.29		Nil
January 27, 2014 - Granted with Units	1,136,364	0.15	4.57		Nil
January 27, 2014 - Granted with Units	681,818	0.65	4.57		Nil
Outstanding at December 31, 2014	5,784,848	$0.55	3.69	$	Nil
Nil activity	-	-	-		-
Outstanding at June 30, 2015	5,784,848	$0.55	3.69	$	Nil

*  (remaining term as of June 30, 2015)
**(intrinsic value based on the closing share price of $0.1198 on June 30, 2015)

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Equity (continued)

The expensing and amortization of all options grants have been credited to Additional Paid-In Capital.

A summary of changes in outstanding stock options for the period ended June 30, 2015 and the year ended December 31, 2014 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*		Intrinsic Value**

Outstanding at December 31, 2013	3,250,000	$0.56	-		$-
January 7, 2014 – Grant to director	750,000	0.81	-		-
December 19, 2014 - Cancellations	(3,750,000)	-	-		-
December 19, 2014 - Grants to directors, officers and employee	6,750,000	0.17	4.36		Nil
Outstanding at December 31, 2014	7,000,000	$0.19	4.36	$	Nil
Nil activity	-	-	-		-
Outstanding at June 30, 2015	7,000,000	$0.19	4.36	$	Nil

*  (remaining term as of June 30, 2015)
**(intrinsic value based on the closing share price of $0.1198 on June 30, 2015)

The following table summarizes information about the options outstanding at June 30, 2015:

	Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*

$0.70	250,000	$0.70	$nil	1.41	250,000	$0.70	$nil	1.41
$0.17	6,750,000	$0.17	$nil	4.47	6,000,000	$0.17	$nil	4.47
Totals	7,000,000	$0.19	$nil	4.35	6,250,000	$0.19	$nil	4.35

*  (remaining term as of June 30, 2015)
**(intrinsic value based on the closing share price of $0.1198 on June 30, 2015)

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

AMP's are due forty five days after the end of each reporting period. During the year ended December 31, 2014, we made a cash license payment to VDF of $75,000 for the June 30, 2014 period AMP, and rolled over into the Senior Convertible Note (see below) the AMPs for the periods ended September 30, 2014,  December 31, 2014, March 31, 2015 and June 30, 2015.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Commitments and Contingencies (continued)

At any time and at the option of VDF, any principal outstanding under the Senior Convertible Note may be converted into shares of our common stock based on the terms of the Senior Convertible Note. Originally the Conversion Price of the Senior Convertible Note was $0.65 per share. On December 19, 2014, this was adjusted to $0.6163 per share based on our issuance of stock options; and on January 20, 2015 the Conversion Price was adjusted to $0.5623 based on our issuance of an unsecured, subordinate convertible debenture to a third party; and on June 16, 2015 the Conversion Price was adjusted to $0.5572 based on our re-pricing of a warrant which had been previously issued to a third party.

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

NOTE 12 – Subsequent Events

Subsequent to the period ended June 30, 2015 1,057,934 shares have been issued under the 2015 Equity Line for aggregate proceeds of $119,010.

On July 9, 2015, we issued 226,860 restricted common shares at $0.1102 per share to our CFO. This grant was valued based on market close price on issue date, for aggregate deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

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

The following discussion and the information provided contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Report. Our actual results may differ materially from the results anticipated in any forward-looking statements in this Report due to a variety of factors, including, without limitation those set forth as "Risk Factors" in our Form S-1 which became Effective on July 16, 2015. This can be found along with all our filings  to the SEC at www.sec.gov.

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

KonaRed On-the-Go Packs (15 per box)

KonaRed Hawaiian Superfruit Powder
(100% soluble coffee fruit powder)

New Products

Beginning this summer, we will be offering 3 new products including: Performance Powders, Superfood Health Bars and Artisanal Chocolate Bars based around the functional benefits of coffee fruit and highly beneficial proven functional ingredients. The bars will feature three formats: Energy (Berry), Brain Health (Toasted Coconut) and Immunity (Lemon Ginger).  The Non GMO, vegan, natural and organic ingredients are nutrient dense, fortified with vitamins, minerals, live cultures, active enzymes, phytonutrients and beneficial antioxidants. Venturing into the functional food space is a strategic move that positions us into a multi-billion market opportunity.

Ingredient Division Launch

We will soon begin selling raw coffee fruit powders and liquid extracts to other companies.  This new revenue and margin growth initiative will begin with the 2015 Hawaii coffee harvest season, which runs from September to January. We will begin offering an American made, U.S. Hawaiian grown coffee fruit supply to the world.  We expect this newly formed division of KonaRed will add to both to our top line sales and bottom line.

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

Expansion into Japan

During the first quarter of 2015, we have begun the process of expansion into Japan by executing an agreement with Asplund Co. Ltd. for distribution of our beverage products into 250 retail stores specializing in nutritional products. We delivered our first order to Asplund Co. Ltd. in June, 2015.

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

●	Raw Material Ingredient Sales: We have historically had demand for coffee fruit raw ingredient materials and are now working to expand this revenue channel in cooperation with VDF.

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
(3) growth of direct to retail sales
(4) growth of direct to consumer sales, and
(5) development of raw material ingredient sales.

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

Employees

In addition to Shaun Roberts, who is our President, Chief Executive Officer and a Director and John Dawe, who is our Chief Financial Officer, Secretary & Treasurer, we currently employ 7 full time and 3 part employees whom all work in the United States. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research; and as needed we engage the services of other professionals for legal, audit and other technical services. We intend to expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

Description of Property

Our primary corporate office, warehouse and distribution center is located at 1101 Via Callejon - #200, San Clemente, California 92673-4230 comprised of 2,558 square feet of office area and 8,344 square feet of warehouse area. Our company shares a two-year lease for this 10,000 square foot facility with Malie, Inc., (“Malie”) a company owned by our CEO and his spouse. On March 17, 2013, the Company and Malie extended the lease for an additional 24 month term to May 31, 2016 and committed to total lease payments of: (i) $9,812 for June 1, 2014 to May 31,2015; and (ii) $10,139 for June 1, 2015 to May 31, 2016. The Company's portion of payments under the extended term are: (i) 7,539 for June 1, 2014 to May 31,2015; and (ii) $7,790 for June 1, 2015 to May 31, 2016. We believe that the condition of our principal office and warehouse are satisfactory, suitable and adequate for our current needs.

Fixed assets currently shown on our balance sheet are comprised of furniture, warehouse fixtures, and vehicles. At present the Company has other no material property balances which are classified as assets under generally accepted accounting principles.

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

●
Expansion into Japan
We have now expanded into Japan through execution of an agreement with Asplund Co. Ltd. for distribution of our beverage products into 250 retail stores specializing in nutritional products. In June 2015 we delivered Asplund's first order.

●
New Products
This summer we are introducing new products which mark KonaRed’s entry into the functional foods market. We will accomplish this with the launch of Superfood Health Bars, Artisanal Superfood Chocolates and Performance Powders all based on CoffeeBerry®.

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of our Company for the periods ended June 30, 2015 and June 30, 2014. A summary is as follows:

	Six Months ended June 30, 2015	Six Months ended June 30, 2014
Sales	$413,287	$779,580
Cost of goods sold	341,535	640,259
Gross Margin	71,752	139,321
Research and development	4,610	3,300
Advertising and marketing	198,545	565,556
General and administrative	1,294,145	1,910,519
Operating expenses	1,497,300	2,479,375
Loss from operations	(1,425,548)	(2,340,054)
Interest expense	(174,243)	—
Other losses	(79,209)	—
Net Loss	$(1,679,000)	$(2,340,054)

Net loss per share, fully diluted	$(0.02)	$(0.03)

Revenue and net sales

Net sales are comprised of product sales, raw material ingredient sales, and shipping and delivery fees. For the three and six month periods ended June 30, 2015 compared with the three and six month periods ended June 30, 2014, we recorded  sales of $173,622 and $413,287, compared with sales of $419,922 and $779,580, respectively, representing decreases of 59% and 46%, respectively. Comparative product sales for the periods ended June 30, 2015 and June 30, 2014 were $168,970 and $404,210 versus $381,946 and $702,950, respectively; and comparative shipping and delivery fees for the periods ended June 30, 2015 and June 30, 2014 were $4,652 and $9,077 versus $37,976 and $76,630, respectively. We attribute the comparative decrease in sales to reductions we made to marketing and advertising during the last quarter of fiscal 2014 and the first half of 2015 due to capital restraints.

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

For the three and six month periods ended June 30, 2015 and June 30, 2014, COGS were $147,129 and $341,535, compared to $369,748 and $640,259, respectively; or 85% and 83% of sales compared to 88% and 82%, respectively. This corresponds to gross margin percentages of 15% and 17% for the three and six months periods ended June 30, 2015, versus gross margin percentages of 12% and 18% for the three and six month periods ended June 30, 2014. We are working to improve gross margin and as order flow becomes more steady we should benefit from regularized shipping arrangements and the economies of scale of larger production runs.

Additionally, we are now re-aligning our sales mix and re-starting our raw material ingredients sales division in cooperation with VDF. Sales of wholesale raw material ingredients earn a higher gross margin than our consumer products and are expected to contribute to an improvement in overall gross margin. We are also introducing new consumer products as a means to increase revenue.

The primary COGS components for the three and six month periods ended June 30, 2015 and June 30, 2014 were: manufacturing costs, which include both in-house and outsourced manufacturing costs, which totaled $114,704 and $220,719, respectively versus $276,540 and $523,481, respectively; and customer shipping which totaled $21,654 and $47,878, respectively versus $62,910 and $108,327, respectively.

Operating Expenses

Our operating expenses are classified into three categories:

-  Research and development
-  Advertising and marketing
-  General and administrative expenses

Research and Development

Research and development costs were minimal for both periods ended June 30, 2015 and June 30, 2104. We project R&D costs will remain near current levels during the balance of fiscal 2015.

Advertising and Marketing

Advertising and marketing costs were $73,604 and $198,545 respectively for the three and six month periods ended June 30, 2015 versus $314,793 and $565,556 for the three and six month periods ended June 30, 2014, representing comparative decreases of 77% and 65%, respectively. Primary components of advertising and marketing expenses for the six month periods ended June 30, 2015 and June 30, 2014 were: (i) advertising and graphic art costs of $114,577 versus $62,770, respectively; (ii) cost of free sample demos was $32,268 versus $147,591, respectively; and (iii) other marketing expenses including marketing fees paid to our master distributor, sponsorship and public relations initiatives totaled $167,948 and $355,195, respectively. We project advertising and marketing costs will increase during the balance of fiscal 2015.

General and Administrative

General and administrative ('G&A') costs were $1,294,145 for the six month period ended June 30, 2015 compared to $1,910,519 for the six month period ended June 30, 2014, representing a decrease of 32%. The primary components of G&A for the six month periods ended June 30, 2015 and June 30, 2014 were: (i) payroll of $331,971 versus $340,785, respectively; (ii) professional and consultant fees of $166,345 versus $253,660, respectively; and (iii) VDF License fees of $150,000 versus $nil, respectively. We project general and administrative expenses will increase moderately during the balance of fiscal 2015.

Interest Expense

Interest expense, including amortizations related to derivatives created by issuance of convertible securities, totaled $174,243 for the six month period ended June 30, 2015 versus $nil for the six month period ended June 30, 2014. We project that interest expenses will decrease during the balance of fiscal 2015.

Other Expense

During the six month periods ended June 30, 2015 and June 30, 2014, we recorded non-cash charges for changes in fair market value of derivative liabilities which arose from our issuance of convertible debt instruments. These were classified as other expense items and comprised $37,456 and $nil, respectively for the comparative six month periods.

During the period ended June 30, 2015, we also amended a warrant initially issued on January 27, 2014, to modify the exercise price from $0.65 to $0.15. The fair value of this warrant re-pricing was calculated based on the difference between Black Scholes option pricing model valuations on original grant date of January 27, 2014 and re-pricing date of June 15, 2015. This expense was recorded as a loss on equity modification of $41,753, with an offset to additional paid in capital. There were no similar such expenses during the period ended June 30, 2014.

Other than further non-cash derivative related gains or losses which may arise during the balance of this fiscal year due to 'marking to market' of our derivative liabilities, we do not project further other income items during the balance of fiscal 2015.

Net Loss

Our net losses for the three and six month periods ended June 30, 2015 and June 30, 2014 were $1,134,964 or ($0.01) per share and $1,679,000 or ($0.02) per share, versus $1,185,637 or ($0.02) per share and $2,340,054, or ($0.03) per share.

Liquidity and Capital Resources

Our financial position at June 30, 2015 and December 31, 2014 was as follows:

Net Working Capital
	As of June 30, 2015	As of December 31, 2014

Current Assets	$810,751	$843,217
Current Liabilities	1,139,031	347,795
Net Working Capital (Deficit)	$(328,280)	$495,422

As of June 30, 2015 we had cash on hand of $169,390, accounts receivable of $241,418, inventory of $399,943, prepaid expenses of $nil, and other current assets of $nil. This compares with cash of $39,987, accounts receivable of $278,240, inventory of $508,338, prepaid expenses of $16,000, and other current assets of $652 for the period ended December 31, 2014. Our net working capital decreased to a deficit balance of $328,280 at June 30, 2015 from a balance of $495,422 at December 31, 2014. At present, we estimate we will need to raise capital during the coming twelve months to fund our strategic plans.

Cash Flows
	Six months ended June 30, 2015	Six months ended June 30, 2014

Net cash (used) by operating activities	$(731,631)	$(1,759,348)
Net cash provided/(used) in investing activities	(48,966)	(5,976)
Net cash provided by financing activities	910,000	2,000,000
Increase (decrease) in cash during the period	129,403	234,676
Cash, beginning of period	39,987	213,156
Cash, end of period	$169,390	$447,832

Key elements comprising the comparative figures for Net cash (used) by Operating Activities for the six month periods ended June 30, 2015 and June 30, 2014 include: (i) net losses of $1,679,000 and $2,340,054, respectively; (ii) non-cash expenses for stock issued for services and compensation of $324,380 and $369,000, respectively; (iii) non-cash options amortization costs of $109,572 and $676,336, respectively; (iv) an increase of $184,062 and a decrease of $55,160 in accounts payable, respectively; and (v) an increase of $108,395 and a decrease of $163,253 in inventory, respectively.

2015 Equity Line

On June 16, 2015, we signed a $10,250,000 million purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company. Upon signing the Purchase Agreement, LPC agreed to purchase 1,666,667 shares of our common stock for $250,000 as an initial purchase under the agreement. We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the Purchase Agreement within ten days after the Effective Date. The SEC declared this registration statement effective on July 16, 2015 and under the registration statement, we have the right, in our sole discretion, over a 30-month period to sell up to an additional $10 million of our common stock to LPC in amounts from up to 150,000 shares per sale to up to 350,000 shares per sale, depending on certain conditions as set forth in the Purchase Agreement. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of shares of Common Stock sold pursuant to the Purchase Agreement will be based on prevailing market prices of our Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to LPC. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the Purchase Agreement. LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below the floor price as set forth in the Purchase Agreement.

On June 30, 2015, 1,666,667 restricted common shares were  also issued to an unrelated investor in a non-brokered private placement, at a purchase price of $0.06 per share for gross proceeds of $100,000. These shares were issued to a U.S. person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. These shares were also incorporated in the July Registration Statement, which effected the registration of these 1,666,667 shares.

Debt

On January 28, 2014, pursuant to our patent settlement with VDF, we issued a senior convertible note (the "Senior Convertible Note") to VDF, whereby we promised to pay VDF a principal amount equal to the sum of: (i) the aggregate amount of accrued and unpaid License fee payments, plus (ii) accrued interest on the Senior Convertible Note. The maturity of the Senior Convertible Note is December 31, 2018 unless the Senior Convertible Note is accelerated pursuant to an event of default or the License Agreement is terminated and all accrued and unpaid obligations under the Senior Convertible Note have been paid. Interest on the Senior Convertible Note is 7% per annum, subject to an adjustment to 12% for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. At any time VDF has the option to convert any principal outstanding on the Senior Convertible Note into shares of our common stock at a Conversion Price determined by the terms of the Senior Convertible Note. Key terms of the Senior Convertible Note include that: (i) VDF is granted an adjustment to the conversion price upon the issuance of shares of our common stock, stock options or other convertible securities; (ii) no indebtedness shall rank senior to the payments due under the Senior Convertible Note unless prior written consent of VDF is obtained; and (iii) payments under the Senior Convertible Note are secured by a Security Agreement. The Senior Convertible Note provides that we may, at our option, have regularly scheduled License fee payments treated as debt and rolled over into the Senior Convertible Note. To date, we have rolled-over four License fee payments of $75,000 each, plus accrued interest for the year ended December 31, 2014 of $791 for a total additions to the Senior Convertible Note balance of $300,791. Originally the Conversion Price of the Senior Convertible Note was $0.65 per share. On December 19, 2014, this was adjusted to $0.6163 per share based on our issuance of stock options; and subsequent to the year ended December 31, 2014, on January 20, 2015 the Conversion Price was adjusted to $0.5623 based on our issuance of an unsecured, subordinate convertible debenture, and on January 20, 2015 the Conversion Price was adjusted to $0.5623 based on our issuance of an unsecured, subordinate convertible debenture to a third party, and on June 16, 2015 the Conversion Price was adjusted to $0.5572 based on our re-pricing of a warrant which had been previously issued to a third party.

On January 20, 2015 (the “Issuance Date”), we entered into a Convertible Debt Purchase Agreement with a third party (“Lender”), for the issuance of up to $1,100,000 of unsecured subordinated convertible debentures (the “Unsecured Subordinate Debentures”) maturing 18 months from each issuance date and the Company issued to Lender an Unsecured Subordinate Debenture with a face value principal amount of $440,000 (which includes $40,000 in original issue discount) for $400,000 in cash. The Unsecured Subordinate Debenture was initially valued as having a balance of $207,074, net of a discount of $232,926. The Company determined this note initially had an embedded derivative liability valued at $232,926 due to the convertible note agreement providing for adjustments to the conversion price. On June 5, 2015, the Company redeemed this note and paid the lender a prepayment premium of $68,929, calculated as 15% of face value principal of $440,000 plus accrued interest of $19,529, for a total redemption payment of $528,458. Because there was a derivative liability recorded for this note, the derivative component of the note was marked-to-market at time of redemption and the resulting net loss of $41,182 was included as an Other Loss on the statement of operations (which as noted above, netted to a net Other Loss of $37,670 for all convertible notes). $5,788 of the OID was amortized to interest expense over the life of the note and the repayment of the remaining balance of $34,212 OID was recorded as an interest expense at time of redemption. Repayment of the Unsecured Subordinate Debenture effected a termination of the Convertible Debt Purchase Agreement.

On June 5, 2015 (the “Issuance Date”), upon repayment of the Unsecured Subordinate Debenture described above, the Company issued a $500,000 note (the “Note”) to a corporation affiliated with a director of the Company and is therefore classified as related party debt. The Note has a maturity date of December 5, 2015. According to the terms of the Note, $250,000 will be due three months from the Issuance Date and the remaining $250,000 will be due six months from the Issuance Date.  The Note bears interest at 12% until repayment.  The Note may be prepaid in whole, or in part, at any time before each maturity date without prepayment penalty.  1,700,000 restricted common shares of the Company were issued to the lender as a fee. As security for the Note, the Company’s Chief Executive Officer pledged 3,333,333 shares of the Company, which he owns, as security for the Note (the "Pledge Shares"). If the Company defaults on the payment of the Note, then sufficient Pledge Shares will be released to cover the full amount of the due payment(s). On June 16, 2015, the Company made a principal re-payment of $50,000 toward the Note. At June 30, 2015, the balance due on the Note was $453,978, which included $3,978 of accrued interest for the period ended June 30, 2015.

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

The following table summarizes the convertible debt derivative activity for the period ending June 30, 2015:

Description	Convertible Notes
Fair Value of derivative liabilities at December 31, 2013	$—
Discount due to issuance of subordinated convertible debenture	11,006
Change in Fair Value	(1,838)
Fair Value of derivative liabilities at December 31, 2014	$9,168
Discounts due to valuation of newly issued convertible debentures*	4,823
Change in Fair Value related to senior convertible note	(3,726)
Fair Value of derivative liabilities at June 30, 2015**	$10,265
*(These newly issued convertible notes included the additions to the senior convertible note)
**(net of unsecured subordinate convertible debenture which was redeemed during the period ended June 30, 2015)

For the period ended June 30, 2015, the net change in the fair market value of derivative liabilities was $37,760 which was recorded as Other Loss. This included a gain of $3,726 on the senior convertible note and a net loss of $41,182 on the valuations of the unsecured subordinate convertible note which was redeemed on June 5, 2015.

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements at June 30, 2015 or December 31, 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. Management’s assessment was based on criteria set forth in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of March 31, 2015, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

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

C.   Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 5, 2015, we issued 1,700,000 restricted common shares valued market close price on date of issue at $0.1402 for aggregate deemed proceeds of $238,340 to a related party as a fee for a loan to the Company. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On June 9, 2015, 1,200 restricted common shares were issued to an employee for compensation. These shares were valued at $0.14 based on market close price on issue date for deemed proceeds of $168. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 16, 2015, as part of a $10,250,000 million purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company, we issued LPC 1,666,667 shares of our common stock for $250,000 as an initial purchase under the agreement and 2,666,667 shares of our common stock as a commitment fee. These shares were issued to a U.S. person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the Purchase Agreement. The SEC declared this registration statement (the "July Registration Statement") effective on July 16, 2015, which effected registration of these 4,333,334 shares.

On June 30, 2015, 1,666,667 restricted common shares were  issued to Peat Financial Ltd in a non-brokered private placement, at a purchase price of $0.06 per share for gross proceeds of $100,000. These shares were issued to a U.S. person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. These shares were also incorporated in the July Registration Statement, which effected the registration of these 1,666,667 shares.

Subsequent to the period ended June 30, 2015, on July 9, 2015, we issued 226,860 restricted common shares at $0.1102 per share to our CFO. This grant was valued based on market close price on issue date, for aggregate deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

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

KONARED CORPORATION

/s/ Shaun Roberts	Dated:	August 7, 2015
Shaun Roberts
President & CEO

/s/ John Dawe	Dated:	August 7, 2015
John Dawe
Chief Financial Officer,
Secretary & Treasurer