Form 10-Q
period 2015-09-30
KonaRed Corp
filed 2015-11-16
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The issuer had  104,041,391 shares of common stock issued and outstanding as of November 16, 2015.

KONARED CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

KONARED CORPORATION
BALANCE SHEETS

	September 30, 2015 (unaudited)	December 31, 2014

ASSETS

CURRENT ASSETS
Cash	$297,607	$39,987
Accounts receivable	128,442	278,240
Inventory	477,746	508,338
Prepaid expenses	—	16,000
Other current assets	—	652
TOTAL CURRENT ASSETS	903,795	843,217

OTHER ASSETS
Fixed assets (net of accumulated depreciation)	54,928	12,691
TOTAL ASSETS	$958,723	$855,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$317,952	$195,183
Short term debt - related party	253,534	—
Short term debt, net of discounts	77,212	—
Unearned revenue	950	3,443
Derivative liability	10,407	9,168
TOTAL CURRENT LIABILITIES	660,055	207,794

LONG TERM LIABILITIES
Convertible notes payable, net of discounts	402,710	140,001
TOTAL LONG TERM LIABILITIES	402,710	140,001
TOTAL LIABILITIES	1,062,765	347,795

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred shares, 10,000 shares with par value $0.001 authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common shares, 877,500,000 shares with par value $0.001 authorized; 97,901,432 and 83,496,530 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	97,905	83,497
Additional paid in capital	18,626,040	16,705,636
Accumulated deficit	(18,827,987)	(16,281,020)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(104,042)	508,113
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$958,723	$855,908

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014 (re-stated)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014 (re-stated)

REVENUE:
Product sales	$168,148	$270,831	$572,358	$973,781
Shipping and delivery	6,270	8,397	15,347	85,027
Total sales	174,418	279,228	587,705	1,058,808

Cost of Goods Sold	131,419	234,855	472,954	875,115
GROSS MARGIN	42,999	44,373	114,751	183,693

OPERATING EXPENSES:
Research and development	—	—	4,610	3,300
Advertising and marketing	70,500	296,400	269,047	861,955
General and administrative expenses	804,230	562,494	2,098,375	2,473,013
Total operating expenses	874,730	858,894	2,372,032	3,338,268
Loss from operations	(831,731)	(814,521)	(2,257,281)	(3,154,575)

OTHER INCOME (EXPENSE):
Interest expense	(38,100)	—	(212,343)	—
Change in fair market value of derivative liability	1,866	—	(35,590)	—
Loss on equity modification	—	—	(41,753)	—
Total other income (expense)	(36,234)	—	(289,686)
Loss before income taxes	$(867,965)	$(814,521)	(2,546,967)	(3,154,575)
Provision for income taxes	—	—	—	—
Net Loss	$(867,965)	$(814,521)	$(2,546,967)	$(3,154,575)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Basic and diluted weighted average shares outstanding	92,620,379	78,272,336	87,237,372	76,143,393

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Paid In Capital	Deficit	Equity Deficit)

Ending balance, December 31, 2013	72,366,667	72,367	11,969,774	(11,678,393)	363,748
Additional paid-in capital related to option grants	—		807,161	—	807,161
Common shares issued for cash	1,818,182	1,818	998,182	—	1,000,000
Common shares issued under equity line	3,697,889	3,698	1,696,303	—	1,700,001
Common shares issued for equity line underwriting fees	903,633	904	(904)	—	—
Common shares issued as compensation	657,400	657	397,465	—	398,122
Common shares issued for services	4,052,759	4,053	837,654	—	841,708
Net loss – year ended December 31, 2014	—	—	—	(4,602,627)	(4,602,627)
Balance – December 31, 2014	83,496,530	$83,497	$16,705,636	$(16,281,020)	$508,113
Common shares issued for cash	7,083,334	7,084	688,036	—	695,120
Common shares issued for equity line underwriting fees	2,689,675	2,692	(2,692)	—	—
Common shares issued as compensation	2,517,368	2,517	229,843	—	232,360
Common shares issued for services	2,114,525	2,115	330,521	—	332,636
Additional paid-in capital related to option grant	—	—	165,266	—	165,266
Additional paid-in capital related to warrant issuances	—	—	285,645	—	285,645
Additional paid-in capital related to convertible note issuance	—	—	107,143	—	107,143
Additional paid-in capital related to convertible debenture redemption	—	—	74,889	—	74,889
Additional paid-in capital related to loss on equity modification	—	—	41,753	—	41,753
Net loss – period ended September 30, 2015	—	—	—	(2,546,967)	(2,546,967)
Balance – September 30, 2015	97,901,432	$97,905	$18,626,040	$(18,827,987)	$(104,042)

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014 (re-stated)

OPERATING ACTIVITIES:
Net loss	$(2,546,967)	$(3,154,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,729	1,005
Stock issued for compensation & services	564,996	378,325
Option grants expense	165,266	797,258
Change in fair market value of derivative liability	35,590	—
Amortization of notes payable discounts	68,467	—
Loss on equity modification	41,753	—
Change in operating assets and liabilities:
Accounts receivable	149,798	(168,815)
Inventory	30,593	23,581
Prepaid expenses	16,000	6,848
Other current assets	652	—
Accounts payable and accrued liabilities	122,769	(183,647)
Accrued interest	23,314	—
Unearned revenue	(2,494)	1,988
NET CASH USED IN OPERATING ACTIVITIES	(1,323,534)	(2,298,032)

INVESTING ACTIVITIES:
Purchase of fixed assets	(48,966)	(14,674)
NET CASH USED IN INVESTING ACTIVITIES	(48,966)	(14,674)

FINANCING ACTIVITIES:
Proceeds from long term convertible notes payable	225,000	—
Proceeds from short term convertible notes payable	650,000	—
Repayments on short term convertible notes payable	(440,000)
Proceeds from short term debt	250,000	—
Proceeds from short term debt - related party	500,000	—
Repayments on short term debt - related party	(250,000)
Proceeds from issuance of common stock for cash	695,120	2,700,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,630,120	2,700,000

NET INCREASE (DECREASE) IN CASH	257,620	387,294

CASH, Beginning of Period	39,987	213,156

CASH, End of Period	$297,607	$600,450

The accompanying notes are an integral part of these financial statements

KONARED CORPORATION

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Cash paid during the year for:
Interest	$174,243	$—
Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Discount from beneficial conversion feature	$107,143	$—
Equity line common stock issued as commitment shares	2,692	—
Settlement of derivative liability related to convertible debenture redemption	274,108	—
Discount from warrants	285,645	—
Discount from Derivative	239,757	—

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

Restatement of some information previously reported for the period ended September 30, 2014
At year end December 31, 2014 it was determined some statement of operations items should be reclassified and this change was reflected in the financial statements reported on Form 10-K for the year ended December 31, 2014. To ensure consistency in the financial statements included in this Form 10-Q, data for the prior period ended September 30, 2014 has been adjusted to reflect these changes for the three and nine months periods. This had the effect of decreasing product sales from $332,867 to $270,831 and $1,175,829 to $973,781, respectively; COGS from $278,851 to $234,855 and $1,022,761 to $875,115, respectively; and increasing advertising and marketing expenses from $252,404 to $296,400 and $714,309 to $861,955, respectively for the period ended September 30, 2014.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents recorded for the periods ended September 30, 2015 and December 31, 2014.

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the periods ended September 30, 2015 and September 30, 2014, the Company wrote off accounts receivable totaling $5,508 and $0, respectively. There were no allowances for doubtful accounts recorded for the periods ended September 30, 2015 and December 31, 2014.

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

No liability for unrecognized tax benefits was recorded as of September 30, 2015 and December 31, 2014.

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

As of December 31, 2014, the Company had outstanding a senior convertible note with a balance of $140,001, net of a discount of $10,790 which the Company determined had an embedded derivative liability valued at $9,168 due to the senior convertible note agreement providing for adjustments to the conversion price. During the period ended September 30, 2015, $225,000 of principal was added to this note and interest totaling $11,893 was accrued to the note which brought the balance on the note to $371,591, net of a discount of $16,093. At September 30, 2015, the Company determined the mark-to-market value of the embedded derivative liability was $10,407. The net change in the embedded derivative of $1,239 during the period ended September 30, 2015, which included the valuation of the embedded derivatives resulting from $225,000 of additional principal being added to the note, was added to the Other Loss detailed for the note below, to bring the net Change in Fair Value - Derivatives to $(35,590) for the period ended September 30, 2015.

On January 20, 2015 the Company also issued an unsecured subordinate convertible debenture with a face value of $440,000, which after deducting a $40,000 original issue discount ('OID'), provided funds of $400,000. This debenture was initially valued as having a balance of $207,074, net of a discount of $232,926. The Company determined this note initially had an embedded derivative liability valued at $232,926 due to the convertible note agreement providing for adjustments to the conversion price. On June 5, 2015, the Company redeemed this note and paid the lender a prepayment premium of $68,929, calculated as 15% of face value principal of $440,000 plus accrued interest of $19,529, for a total redemption payment of $528,458. Because there was a derivative liability recorded for this note, the derivative component of the note was marked-to-market at time of redemption and the resulting net loss of $41,182 was included as an Other Loss on the statement of operations (which as noted above, netted to a net Other Loss of $37,456 for all convertible note valuations). $5,788 of the OID was amortized to interest expense over the life of the note and the repayment of the remaining balance of $34,212 OID was recorded as an interest expense at time of redemption.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using the treasury stock method; and convertible preferred stock and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company currently has options, warrants and convertible debt outstanding. Common stock equivalents pertaining to the options, warrants and convertible debt were not included in the computation of diluted net loss per common share in these financial statements because the effect would have been anti-dilutive due to the net losses for the periods ended September 30, 2015 and September 30, 2014.

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

Amounts in each Level include:

	As of September 30, 2015	As of December 31, 2014
Level 1	$1,956,153	$1,181,844
Level 2	$10,407	$9,168
Level 3	$0	$0

It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Advertising
Costs for advertising are expensed when incurred. Advertising costs totaled $108,498 and $78,774 for the nine month periods ended September 30, 2015 and September 30, 2014, respectively. The Company also incurs marketing expenses for product promotion which are combined with advertising to form the advertising and marketing line item in our statement of operations. Excluding advertising, these other promotional costs totaled $160,547 and $635,068 for the nine month periods ended September 30, 2015 and September 30, 2014, respectively.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is calculated on a straight line method over the estimated useful lives of the various assets as follows:

ASSET	Depreciation Term

Furniture and equipment	5 - 7 years
Warehouse fixtures	10 years
Vehicles	5 years

During the periods ended September 30, 2015 and September 30, 2014, depreciation of $3,039 and $1,467, respectively, was recorded for furniture and Equipment; and depreciation of $777 and $516, respectively, was recorded for warehouse fixtures; and depreciation of $4,896 and $0, respectively, was recorded for vehicles. Accumulated depreciation for all fixed assets totaled $8,712 at September 30, 2015.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses totaling $18,827,987 as of September 30, 2015; and has a incurred a net loss for the current period of $2,546,967. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. To address these issues, on June 5, 2015 the Company entered into a new equity line share purchase agreement (the “2015 Purchase Agreement”), pursuant to which we may make sales of shares of our common stock, subject to certain limitations set forth in the 2015 Purchase Agreement, if our share price is trading at or above a stipulated floor price.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – Inventory

Inventory includes raw materials and finished goods. Finished goods contain direct materials and other manufacturing costs charged directly by third party manufacturing vendors. Inventory consists of the following:

	September 30, 2015	December 31, 2014

Raw materials	$114,788	$157,839
Finished goods	362,958	350,499
Total	$477,746	$508,338

As of September 30, 2015 and December 31, 2014, the Company had $0 and $0, respectively, of reserved inventory and all inventory was valued at full cost.

NOTE 5 – Prepaid Expenses and Other Current Assets

There were no prepaid expenses at September 30, 2015. Prepaid expenses totaled $16,000 at December 31, 2014 and were comprised of prepayments to two service providers.

There were no other current assets at September 30, 2015. Other current assets at December 31, 2014 totaled $652 and were comprised of a manufacturing deposit of $652 which was applied to production costs during the first quarter of 2015.

NOTE 6 – Fixed Assets

Fixed assets at September 30, 2015 were comprised of: (a) furniture and equipment totaling $8,163, net of accumulated depreciation of $3,039; (b) warehouse fixtures totaling $2,695, net of accumulated depreciation of $777; and (c) vehicles totaling $44,070, net of accumulated depreciation of $4,846. Fixed assets at December 31, 2014 were comprised furniture and equipment totaling $9,735, net of accumulated depreciation of $1,467; and warehouse fixtures totaling $2,956, net of accumulated depreciation of $516.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Convertible Notes Payable

Unsecured subordinate convertible debenture

On January 20, 2015, we entered into a Convertible Debt Purchase Agreement with a third party, for the issuance of up to $1,100,000 of unsecured subordinated convertible debentures (the “Unsecured Subordinate Debenture”) maturing 18 months from each issuance date and the Company issued to the lender an Unsecured Subordinate Debenture with a face value principal amount of $440,000 (which includes $40,000 in original issue discount) for $400,000 in cash. Due to its term, the Unsecured Subordinate Debenture was classified as short term debt. The Unsecured Subordinate Debenture was initially valued as having a balance of $207,074, net of a discount of $232,926. The Company determined this note initially had an embedded derivative liability valued at $232,926 due to the convertible note agreement providing for adjustments to the conversion price. On June 5, 2015, the Company redeemed this note and paid the lender a prepayment premium of $68,929, calculated as 15% of face value principal of $440,000 plus accrued interest of $19,529, for a total redemption payment of $528,458. Because there was a derivative liability recorded for this note, the derivative component of the note was marked-to-market at time of redemption and the resulting net loss of $41,182 was included as an Other Loss on the statement of operations. $5,788 of the OID was amortized to interest expense over the life of the note and the repayment of the remaining balance of $34,212 OID was recorded as an interest expense at time of redemption. Repayment of the Unsecured Subordinate Debenture effected a termination of the Convertible Debt Purchase Agreement. This variable rate convertible debenture is now repaid in full and extinguished.

Senior convertible note

On August 18, 2015, we issued a Senior Convertible Note (the “Convertible Note”) to a third party in the amount of $250,000. The Convertible Note was issued pursuant to the terms of a Securities Purchase Agreement dated as of the same date. The Convertible Note bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default) and the principal and interest is due and payable in full on December 31, 2016 (the “Maturity Date”). Due to its term, the Convertible Note is classified as short term debt. Interest may be paid in the Company’s common stock if the Company meets certain conditions that would allow the issuance of the Company’s common stock without any trading restrictions. The Convertible Note included a $25,000 original issuance discount.  As a result, the net amount received in connection with the sale of the Convertible Note was $225,000. The Company has the right to prepay the Convertible Note, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date.  The Convertible Note provides for customary events of default such as failing to timely make payments under the Convertible Note when due and the occurrence of certain fundamental defaults, as described in the Convertible Note. The principal amount of the Convertible Note and all accrued interest is convertible at the option of the lender into shares of our common stock at any time. The fixed conversion price of the Convertible Note is $0.07, as adjusted for stock splits, stock dividends, stock combinations or other similar transactions as provided in the Convertible Note. At no time may the Convertible Note be converted into shares of our common stock if such conversion would result in the lender and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Convertible Notes Payable (continued)

As additional consideration for the loan, the Company granted the lender a six-year warrant to purchase 3,750,000 shares of our common stock at an exercise price of $0.10 per share valued at $277,014. This warrant includes the same ownership limitation described above in connection with the Convertible Note. This warrant includes cashless exercise rights. At September 30, 2015, the balance due on the Convertible Note was $31,119, including accrued interest of $1,667 and net of unamortized  discounts totaling $220,548 related to a beneficial conversion feature initially valued at $(107,143), issuance of warrants for the loan initially valued at $(117,857), the original issue discount initially valued at $(25,000), and amortization of $29,452 which was recorded during the period ended September 30, 2015.

NOTE 8 – Short Term Debt, and Short Term Debt - Related Party

Short Term Debt

On September 30, 2015 ("Issuance Date"), we issued Subordinated Promissory Notes (the “Promissory Notes”) to two investors (the “Investors”) in the aggregate amount of $250,000 (the "Original Principal"). The Promissory Notes were issued pursuant to the terms of Securities Purchase Agreements dated as of Issuance Date. Due to their term, the Promissory Notes are classified as short term debt. The Promissory Notes bear interest at the rate of 8% per annum, which accrued in full as of the Issuance Date. The principal and interest is due and payable in full on September 30, 2016 (the “Maturity Date”) with monthly prepayments of 3% of the Original Principal on the fourth through sixth monthly anniversaries of the Issuance Date and monthly prepayments or 10% of the Original Principal on the seventh through eleventh monthly anniversaries of the Issuance Date. The Promissory Notes included an aggregate $25,000 original issuance discount. As a result, the net amount received in connection with the sale of the Promissory Notes was $225,000. The Company has the right to prepay the Promissory Notes, pursuant to the terms thereof, at any time, provided it pays the then outstanding balance and accrued interest. The Promissory Notes provides for customary events of default such as failing to timely make payments under the Promissory Notes when due and the occurrence of certain fundamental defaults, as described in the Promissory Notes. The interest rate shall be 18% upon the occurrence of an event of default and repayment of the note at an amount equal to 120% of the outstanding principal and interest due. The Notes are not secured and subordinated to existing notes issued by the Company. As additional consideration for the loan, the Company granted the Investors five-year warrants to purchase an aggregate of 3,125,000 shares of our common stock at an exercise price of $0.08 per share valued at $167,788. The warrants include cashless exercise rights. At September 30, 2015, the balance due on the Promissory Notes was $77,212, including accrued interest of $20,000 and net of unamortized discounts totaling $192,788 related to a issuance of warrants for the loans and the original issue discounts.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – Short Term Debt, and Short Term Debt - Related Party (continued)

Short Term Debt - Related Party

On June 5, 2015 (the “Issuance Date”), upon repayment of the Unsecured Subordinate Debenture described above, the Company issued a $500,000 note (the “Interim Note”) to a corporation affiliated with a director of the Company and is therefore classified as related party debt. The Interim Note has a maturity date of December 5, 2015. Due to its term, the Interim Note is classified as short term debt. According to the terms of the Interim Note, $250,000 was due three months from the Issuance Date on September 5, 2016, and the remaining $250,000 will be due six months from the Issuance Date on December 5, 2015. The Interim Note bears interest at 12% until repayment. The Interim Note may be prepaid in whole, or in part, at any time before each maturity date without prepayment penalty. 1,700,000 restricted common shares of the Company were issued to the lender as a fee. As security for the Interim Note, the Company’s Chief Executive Officer pledged 3,333,333 shares of the Company, which he owns, as security for Note One (the "Pledge Shares"). If the Company defaults on the payment of The Interim Note, then sufficient Pledge Shares will be released to cover the full amount of the due payment(s). On June 16, 2015 and August 18, 2015, the Company made early principal re-payments of $50,000 and $200,000 toward Note One, which fulfilled completely the first installment repayment on the Interim Note. At September 30, 2015, the balance due on the Note One was $253,534, which included $3,534 of accrued interest for the period ended September 30, 2015.

NOTE 9 – Long Term Debt

VDF Senior convertible note

On January 28, 2014, we entered into a patent settlement with VDF FutureCeuticals, Inc.("VDF") with respect to a prior action filed by VDF. In connection with the License Agreement and other agreements which formed the settlement, we issued a senior convertible note (the "VDF Senior Convertible Note") to VDF, whereby we promised to pay VDF a principal amount equal to the sum of: (i) the aggregate amount of accrued and unpaid license fee payments, plus (ii) accrued interest on the VDF Senior Convertible Note. The maturity of the VDF Senior Convertible Note is December 31, 2018 unless accelerated pursuant to an event of default or the License Agreement is terminated and all accrued and unpaid obligations under the VDF Senior Convertible Note have been paid. Due to its term, the VDF Senior Convertible Note is classified as long term debt. Interest on the note is 7% per annum, subject to an adjustment to 12% for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. At any time VDF has the option to convert any principal outstanding on the VDF Senior Convertible Note into shares of our common stock at a Conversion Price determined by the terms of the Senior Convertible Note.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – Long Term Debt (continued)

Originally the Conversion Price of the Senior Convertible Note was $0.65 per share. On December 19, 2014, this was adjusted to $0.6163 per share based on our issuance of stock options. On January 20, 2015 the Conversion Price was adjusted to $0.5623 based on our issuance of an unsecured subordinate convertible debenture to a third party; on June 15, 2015 the Conversion Price was adjusted to $0.5572 as the result of re-pricing of warrants issued to a third party; and on September 30, 2015 the Conversion Price was adjusted to $0.4536 based on our issuance of a fixed conversion price convertible debenture to a third party, and issuances of warrants and stock to third parties.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Derivatives

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

The following table summarizes the convertible debt derivative activity for the period ending September 30, 2015:

Description	Convertible Notes
Fair Value of derivative liabilities at December 31, 2013	$—
Discount due to issuance of subordinated convertible debenture	11,006
Change in Fair Value	(1,838)
Fair Value of derivative liabilities at December 31, 2014	$9,168
Increase due to valuation of newly issued convertible debentures	239,757
Reduction due to convertible debentures redemption	(274,108)
Change in Fair Value	35,590
Fair Value of derivative liabilities at September 30, 2015	$10,407

For the period ended September 30, 2015, the net change in the fair market value of derivative liabilities was $35,590 which was recorded as Other Loss.

The lattice methodology was used to value the derivative liabilities related to the convertible notes, with the following assumptions as of September 30, 2015 and December 31, 2014.

Assumptions:	September 30, 2015	December 31, 2014

Dividend yield	0.00%	0.00%
Risk-free rate for term	0.92%	0.97% to 1.11%
Volatility	131%	104% to 117%
Maturity dates	3.25 years	4 years
Stock Price	$0.074 to $0.078	$0.141 to $0.23

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Related Party Transactions

During the periods ended September 30, 2015 and September 30, 2014, related party transactions included:

Chief Executive Officer, Director and Board Chair (Former President). For the period ended September 30, 2015: (i) compensation of $97,500; (ii) Black-Scholes expense amortization of $165,266 related to 1,500,000 options granted on December 19, 2014 of which 750,000 vested on June 30, 2015 and 750,000 vest on December 31, 2015; (ii) sale of vehicles to the Company totaling $25,550; and (iii) office rent of $11,700. For the period ended September 30, 2014: (i) compensation of $97,500; (ii) Black-Scholes expense amortization of $173,746 related to 1,000,000 options granted on December 12, 2013, which never vested and were cancelled on December 19, 2014; and (iii) issuance of 250,499 S-8 registered common shares at a cost of $0.627 per share on date of issuance for aggregate deemed compensation of $157,063.

President and Chief Operating Officer. For the period ended September 30, 2015: (i) compensation, including COBRA benefits, of $41,186 for the period from August 10 (start date) to September 30, 2015; (ii) issuance of a signing bonus of 1,333,333 restricted common shares at a price of $0.107 per share for aggregate deemed compensation of $142,667; and (iii) issuance of 502,283 restricted common shares at a cost of $0.078 per share on date of issuance for aggregate deemed compensation of $39,178.

Chief Financial Officer, Secretary and Treasurer: For the period ended September 30, 2015: (i) compensation of $93,750; (ii) issuance of 131,579 restricted common shares at a cost of $0.19 per share on date of issuance for aggregate deemed compensation of $25,000; (iii) issuance of 226,860 restricted common shares at a cost of $0.1102 per share on date of issuance for aggregate deemed compensation of $25,000; (iii) issuance of 320,513 restricted common shares at a cost of $0.078 per share on date of issuance for aggregate deemed compensation of $25,000; and (iv) office rent of $6,750. For the period ended September 30, 2014: (i) consulting fees of $25,500; and (ii) a signing bonus of 50,000 restricted common shares at a price of $0.80 per share for aggregate deemed compensation of $40,000.

(Former) Chief Financial Officer, Secretary and Treasurer; spouse of President and CEO. For the period ended September 30, 2015: consulting fees of $3,500. For the period ended September 30, 2014: compensation of $16,500 from January 1 to March 17, 2014.

(Former) Chief Scientific Officer; Director. For the period ended September 30, 2015: consulting fees of $4,000. For the period ended September 30, 2014: (i) payment of $60,000 as the final installment of CSO contract buy-out negotiated during fiscal 2013; (ii) Black-Scholes expense amortization of $173,746 related to 1,000,000 options granted on December 12, 2013, which never vested and were cancelled on December 19, 2014; and (iii) issuance of 83,167 S-8 registered common shares at a cost of $0.627 per share on date of issuance for aggregate deemed compensation of $52,146.

(Former) Vice-President, Chief Operating Officer. For the period ended September 30, 2014: (i) a signing bonus of 25,000 restricted shares on May 1, 2014 at a cost of $0.62 per share on date of issuance, for aggregate deemed compensation of $15,500; (ii) compensation, including severance, of $47,613.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Related Party Transactions (continued)

Directors:

We have two independent directors.

Related party transactions for the first of our independent directors included: (i) for the period ended September 30, 2015: issuance of a $500,000 Note to a corporation affiliated with the director, repayment of $250,000 principal on the Note plus interest of $11,556 on the Note, and issuance of 1,700,000 restricted common shares of the Company valued at $0.1402 per share for aggregate deemed proceeds of $238,340 as a fee for the Note; and (ii) for the period ended September 30, 2014: Black-Scholes expense recording of $114,236 for 750,000 options granted on December 19, 2014 which vested immediately and which were cancelled on December 19, 2014, and issuance of 83,167 S-8 registered common shares at a cost of $0.627 per share on date of issuance for aggregate deemed compensation of $52,146.

Related party transactions for the second of our independent directors included: (i) for the period ended September 30, 2015: no transactions; and (ii) for the period ended September 30, 2014: issuance of 83,167 S-8 registered common shares at a cost of $0.627 per share on date of issuance for aggregate deemed compensation of $52,146.

At September 30, 2015 and December 31, 2014, the Company had related party accounts payable of $0 and $0, respectively; and shareholder loans of $0 and $0, respectively.

NOTE 12 – Equity

Overview:

Our authorized capital stock consists of 877,500,000 shares of common stock, with a par value of $0.001 per share; and 10,000 shares of preferred stock at a par value of $0.001. The holders of common stock have dividend rights, liquidation rights and voting rights of one vote for each share of common stock. There are no preferred shares issued and outstanding and the terms of any future preferred shares issuances will be as determined by the Board of Directors. As of September 30, 2015, there were 97,901,432 shares of our common stock issued and outstanding.

2014 Share Transactions:

On January 27, 2014, we issued 1,818,182 units to two investors in a non-brokered private placement, at a purchase price of $0.55 per unit for gross proceeds of $1,000,000. Each unit consisted of one share of our common stock and one non-transferable common share purchase warrant, with each warrant entitling the holder to acquire one additional share of our common stock at a price of $0.65 per share for a period of six years. We issued: (i) 681,818 of these units to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended; and (ii) 1,136,364 of these units to one U.S. person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these units to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. Pursuant to the securities

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – Equity

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

NOTE 12 – Equity (continued)

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

In consideration for entering into the 2014 Equity Line Agreement, we issued the Investor 872,727 common shares as a commitment fee (the “Commitment Shares”) and may issue up to 218,182 additional shares on a per share basis. During the year ended December 31, 2014, we issued 30,906 additional commitment shares during 17 transactions. The cost of the 903,633 shares issued for 2014 Equity Line underwriting fees have been recorded as a $904 debit to additional paid-in capital. The Commitment Shares were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, and were registered for sale under the Registration Statement on Form S-1 which was deemed Effective by the SEC on May 8, 2014. Actual sales of shares of common stock to the Investor under the Equity Line Agreement depend on a variety of factors to be determined by our Company from time to time, including (among others) market conditions, the trading price of our common stock and determinations by us as to available and appropriate sources of funding for our Company and its operations. The Equity Line Agreement may be terminated by us at any time at our discretion without any monetary cost to us. During the year ended December 31, 2014 we issued 3,697,889 shares under the 2014 Equity Line for aggregate proceeds of $1,700,001. We may not make sales under the 2014 Equity Line if our share price is less than $0.35. No shares have been issued under the 2014 Equity Line during the period ended September 30, 2015.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – Equity (continued)

2015 Share Transactions:

On February 6, 2015, June 9, 2015, and September 15, 2015 respectively we issued 600, 1,200, and 1,000 restricted common shares at $0.0752, $0.14 and $0.075 per share to an employee for compensation. These share issuances were issued based on market close price on issue date for deemed payments totaling of $288. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 9, 2015, July 6, 2015, and September 30, 2015 respectively we issued 11,000, 6,025, and 9,000 restricted common shares at $0.0752, $0.1108 and $0.078 per share to a third party for services rendered. These share issuances were issued based on market close price on issue date for deemed payments totaling of $2,245. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 30, 2015, July 9, 2015 and September 30, 2015 we issued 131,579, 226,860 and 320,513 restricted common shares at $0.19, $0.1102, and $0.078 per share, respectively as compensation to our CFO. These grants were valued based on market close price on issue date, for aggregate deemed compensation totaling $75,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 1, 2015, we issued 300,000 restricted common shares to a third party for services rendered, such issuance which was valued at $0.20 per share for a deemed aggregate proceeds of $60,000, such grant being valued based on market close price on issue date. These shares were issued to one U.S. person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On August 11, 2015 and September 30 2015 respectively, we issued 1,333,333 and 502,283 restricted common shares to our new President and Chief Operating Officer at $0.107 and $0.078 per share. These shares were valued based on market close price on issue date for deemed proceeds of $181,845. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – Equity (continued)

On September 21, 2015, September 24, 2015, and September 30, 2015 respectively we issued 26,000, 12,500, and 50,000 restricted common shares at $0.0901, $0.0829 and $0.078 per share to three separate third parties for services rendered. These share issuances were issued based on market close price on issue date for deemed payments totaling of $7,279. These shares were issued to three US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The 2015 Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. Investor has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock. In consideration for entering into the
$10,250,000 million agreement, we issued to Investor 2,666,667 shares of our common stock as a commitment fee and may issue up to an additional 666,666 shares as commitment fees pro rata if and when we sell to Investor up to an additional $10 million of our common stock. The agreement may be terminated by us at any time at our discretion without any monetary cost to us. Actual sales of shares of Common Stock to Investor LPC under the 2015 Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Common Stock and determinations by the Company as to available and appropriate sources of funding for the Company and its operations. During the period ended September 30, 2015 we issued 3,750,000 sale shares and 23,008 per sale commitment shares under the 2015 Equity Line for aggregate cash proceeds of $345,120. Proceeds received by the Company under the agreement are used for general corporate purposes.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – Equity (continued)

On June 16, 2015, as part of the Purchase Agreement, we issued LPC 1,666,667 restricted shares of our common stock at $0.15 per share for proceeds of $250,000 as an initial purchase under the Purchase Agreement. These shares were issued to a U.S. person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. Parallel to the Purchase Agreement we also entered into a Registration Rights agreement whereby we agreed to file a registration statement related to the transaction with the SEC and this registration statement (the "July Registration Statement") became effective on July 16, 2015.

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

On August 18 2015, as additional consideration for issuance of the Senior Convertible Note we granted the lender a six year warrant to purchase 3,750,000 shares of our common stock at an exercise price of $0.10 per share valued at $277,014. This warrant includes the same ownership limitation described above in connection with the Convertible Note. This warrant includes cashless exercise rights.

On September 30, 2015, as additional consideration for the Promissory Notes, the Company granted the Investors five-year warrants to purchase an aggregate of 3,125,000 shares of our common stock at an exercise price of $0.08 per share valued at $167,788. These warrants include cashless exercise rights.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – Equity (continued)

The following table summarizes the Company’s warrant activity for the period ended September 30, 2015, and the year ended December 31, 2014:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*		Intrinsic Value**

Outstanding at December 31, 2013	5,803,666
January 12, 2014 - Expiration of warrants previously granted to creditor	(1,837,000)	-	-		-
Net	3,966,666	0.65	3.05		Nil
January 27, 2014 - Granted with units	1,136,364	0.15	4.33		Nil
January 27, 2014 - Granted with units	681,818	0.65	4.33		Nil
Outstanding at December 31, 2014	5,784,848	$0.63	3.45	$	Nil
August 18, 2015 - Granted for issuance of senior convertible note	3,750,000	0.10	5.89		Nil
Outstanding at September 30, 2015	5,784,848	$0.37	4.41	$	Nil

*  (remaining term as of September 30, 2015)
**(intrinsic value based on the closing share price of $0.078 on September 30, 2015)

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – Equity (continued)

Due to the cancellation on December 19, 2014 of the unvested options which had been granted to the CEO and former CSO on December 12, 2013 and the 750,000 vested options which had been granted to Director Two on January 7, 2014, prior Black-Scholes expenses for these options were reversed for the year ended December 31, 2014.

On December 19, 2014, 6,750,000 options were granted under the Stock Option Plan. Black-Scholes valuation costs at December 31, 2014 and for the current period for these options were recorded as follows based on the input factors detailed in the table below: (a) December 19, 2014 expensing of $152,314 for 1,000,000 five year options granted to CEO exercisable at $0.17 per share which vested immediately; (b) service period amortization of $7,511 the year ended December 3, 2014 and $165,266 for the period ended September 30, 2015 for 1,500,000 options granted to CEO exercisable at $0.17 per share of which 750,000 vested on June 30, 2015, and 750,000 vest on December 31, 2015; (c) expensing of $152,314 each for individual grants of 1,000,000 five year options each granted to Director One and Employee exercisable at $0.17 per share which vested immediately; (d) expensing of $114,236 each for individual grants of 750,000 five year options each granted to Director Two, Director Three, and CFO exercisable at $0.17 per share which vested immediately.

The fair value of the December 19, 2014 options grants was calculated on the date of grant using a Black Scholes option pricing model with the following assumptions :

Risk free comparative	Risk free rate	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price

2.5 year average of US Treasury Constant Maturities	0.85%	0.0%	2.5 years	205%	2.5 years	$0.17	$0.17

The expensing and amortization of all options grants have been credited to Additional Paid-In Capital.

A summary of changes in outstanding stock options for the period ended September 30, 2015 and the year ended December 31, 2014 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*		Intrinsic Value**

Outstanding at December 31, 2013	3,250,000	$0.56	-		$-
January 7, 2014 – Grant to director	750,000	0.81	-		-
December 19, 2014 - Cancellations	(3,750,000)	-	-		-
December 19, 2014 - Grants to directors, officers and employee	6,750,000	0.17	4.22		Nil
Outstanding at December 31, 2014	7,000,000	$0.19	4.11	$	Nil
Nil activity	-	-	-		-
Outstanding at September 30, 2015	7,000,000	$0.19	4.11	$	Nil

*  (remaining term as of September 30, 2015)
**(intrinsic value based on the closing share price of $0.078 on September 30, 2015)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – Equity (continued)

The following table summarizes information about the options outstanding at September 30, 2015:

Options Outstanding					Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*

$0.70	250,000	$0.70	$nil	1.16	250,000	$0.70	$nil	1.16
$0.17	6,750,000	$0.17	$nil	4.22	6,000,000	$0.17	$nil	4.22
Totals	7,000,000	$0.19	$nil	4.11	6,250,000	$0.19	$nil	4.10

*  (remaining term as of September 30, 2015)
**(intrinsic value based on the closing share price of $0.078 on September 30, 2015)

NOTE 13 – Commitments and Contingencies

Litigation

Settlement of Copyright Dispute
On March 27, 2015 we received correspondence from an attorney which alleged a service provider engaged for us by a distributor to provide social media postings services had violated the copyright of two related clients regarding certain pictures used by the service provider. On September 22, 2015, this matter was settled for a net payment of $75,000, of which the Company's insurance providers paid $59,000 and the company paid $16,000.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – Commitments and Contingencies (continued)

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – Commitments and Contingencies (continued)

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

AMP's are due forty five days after the end of each reporting period. During the year ended December 31, 2014, we made a cash license payment to VDF of $75,000 for the June 30, 2014 period AMP, and rolled over into the Senior Convertible Note (see below) the AMPs for the periods ended September 30, 2014,  December 31, 2014, March 31, 2015, June 30, 2015 and September 30, 2015.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – Commitments and Contingencies (continued)

At any time and at the option of VDF, any principal outstanding under the Senior Convertible Note may be converted into shares of our common stock based on the terms of the Senior Convertible Note. Originally the Conversion Price of the Senior Convertible Note was $0.65 per share. On December 19, 2014, this was adjusted to $0.6163 per share based on our issuance of stock options. On January 20, 2015 the Conversion Price was adjusted to $0.5623 based on our issuance of an unsecured subordinate convertible debenture to a third party; on June 15, 2015 the Conversion Price was adjusted to $0.5572 as the result of re-pricing of warrants issued to a third party; and on September 30, 2015 the Conversion Price was adjusted to $0.4536 based on our issuance of a fixed conversion price convertible debenture to a third party, and issuances of warrants and stock to third parties.

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

A Warrant Exercise Event occurs if any of the following events occur:

i.	our Company reports $25,000,000 or more of gross sales in any fiscal year in our audited financial statements for such fiscal year;
ii.	our Company has a class of securities listed for trading on the New York Stock Exchange, the American Stock Exchange or NASDAQ;
iii	our Company maintains an aggregate market capitalization of our company’s outstanding capital stock of at least $125,000,000 for twenty (20) consecutive trading days based on the closing prices for the shares of our common stock as reported on the OTC Bulletin Board; or
iv.	our Company has a change of control as defined in the VDF Warrant.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – Commitments and Contingencies (continued)

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

NOTE 14 – Subsequent Events

Subsequent to the period ended September 30, 2015, 2,410,462 shares have been issued under the 2015 Equity Line for aggregate proceeds of $156,930.

Subsequent to the period ended September 30, 2015, we issued 1,381,025 and 2,000,000 restricted common shares to a third party at $0.0745 and $0.068 per share for services rendered for aggregate deemed compensation of $238,886, each grant being valued based on market close price on issue date. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – Subsequent Events (continued)

Subsequent to the period ended September 30, 2015, we issued 348,472 restricted common shares to a third party at $0.0699 per share for services rendered for aggregate deemed compensation of $24,358, such grant being valued based on market close price on issue date. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Principal Products

Our principal product is our premium coffee fruit wellness drink, KonaRed Antioxidant Juice, offered to retail consumers across the United States, Canada and Asia. Previously discarded as a byproduct of coffee production, the fruit surrounding the coffee seed (coffee bean) has been recognized as containing powerful anti-oxidants.

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

KonaRed On-the-Go Packs (15 per box)

KonaRed Hawaiian Superfruit Powder
(100% soluble coffee fruit powder)

New Products

This summer we launched Performance Powders as a new product line and subsequent to quarter end we added KonaRed whole bean coffee to our product offerings. We are now working on development of a line of cold-brew coffee beverages.

Ingredient Division Launch

We will soon begin selling raw coffee fruit powders and liquid extracts to other companies. This new revenue and margin growth initiative will begin following the 2015 Hawaii coffee harvest season, which runs from September to January. We will begin offering an American made, U.S. Hawaiian grown coffee fruit supply to the world.  We expect this newly formed division of KonaRed will add to both to our top line sales and bottom line.

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

Market

We believe our company has established a frontrunner position in the coffee fruit category, boasting a numerous retail entrees since its recent product launch. We first establish our products in the upstart coffee fruit sector on our home turf in Hawaii and then have expanded across the USA, Canada and Asia by winning placements at Kroger, Target, Vitamin Shoppe and other major retailers. Moving forward we plan to consolidate and expand on our domestic success and work toward developing international distribution opportunities in South East Asia, which have begun with our sales into Japan. In the near term we expect to establish sales channels in Korea and China.

Expansion into Japan

During the first quarter of 2015, we have begun the process of expansion into Japan by executing an agreement with Asplund Co. Ltd. for distribution of our beverage products into 250 retail stores specializing in nutritional products. We delivered our first order to Asplund Co. Ltd. in June, 2015 and have taken re-orders from date.

Sales Strategy

Our sales strategy for beverage products and wellness supplement products is to source sales and ship directly from our warehouse in San Clemente, California. We have also retained manufacturers’ sales representatives who work to calibrate our overall sales efforts. We've learned the importance of supporting our distributor network through “on the ground” sales personnel and will add to our sales force as markets develop. For an emerging product such as ours, merchandising follow-up, dialog with store managers, and coordination of promotions and pricing are critical in maintaining brand momentum.

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

Presently, our predominant focus is our beverage business and we are generating revenues through the following distribution channels:

●     Direct Store Distributors

●     Broadline Distributors

●     Direct to Retail

●     Direct to Consumer

●     Raw Material Ingredient Sales

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

Employees

In addition to Shaun Roberts, who is our Chief Executive Officer, Board Chair and a Director, Kyle Redfield, who is our President and Chief Operating Officer, and John Dawe, who is our Chief Financial Officer, Secretary & Treasurer, we currently employ 7 full time and 3 part employees whom all work in the United States.

Description of Property

Our primary corporate office, warehouse and distribution center is located at 1101 Via Callejon  #200, San Clemente, California 92673-4230 comprised of 2,558 square feet of office area and 8,344 square feet of warehouse area. Our company shares a two-year lease for this 10,000 square foot facility with Malie, Inc., (“Malie”) a company owned by our CEO and his spouse. The Company and Malie currently have a 24 month lease to May 31, 2016 and are committed to total lease payments of: (i) $9,812 for June 1, 2014 to May 31,2015; and (ii) $10,139 for June 1, 2015 to May 31, 2016. The Company's portion of payments under the lease are: (i) $7,539 for June 1, 2014 to May 31,2015; and (ii) $7,790 for June 1, 2015 to May 31, 2016. We believe that the condition of our principal office and warehouse are satisfactory, suitable and adequate for our current needs.

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

EVENTS DURING THE QUARTER

Addition of Key Executive

On August 10, 2015 Kyle Redfield was hired as our Company's new President and Chief Operating Officer. Mr. Redfield brings an impeccable industry reputation and extensive experience in growing revenue and profitability across the food, beverage, healthy snacks and dietary supplement industry.  For the past four years Mr. Redfield was  General Manager of POM Wonderful, LLC, a beverage and fruit extracts company. At POM Wonderful he started the industrial division and grew the Company’s revenue significantly within 2 years time, and the division continues to grow today. The Wonderful Company, parent company to POM Wonderful, generated $3.5 billion in sales as of October 2014. Mr. Redfield managed a global sales team, designed and implemented all sales support materials, approved marketing trade expenditures and was the lead negotiator on multiple contracts with co-manufacturers. While expanding global sales reach including opening up the EU and Asia regions, he created multiple processes fo~~r~~ customer service, shipping, technical and regulatory compliance, finance and production and was responsible for full management of profit & loss,, overhead, travel & entertainment, and budgeting. Mr. Redfield will oversee KonaRed’s global sales efforts, new product development, staff management, forecasting, production, distribution and day-to-day operations. His focus will be on expanding the sales and marketing strategy to increase revenue and profitability.

Concurrent with recruiting Kyle Redfield, Mr. Shaun Roberts resigned his post as President in favor of Mr. Redfield and maintains his position as Chief Executive Officer and Board Chair.

Japan

In June, 2015 we commenced sales of our beverages to Asplund Co. Ltd. in Japan and have had continued re-orders since that time. This relationship establishes a base for our expansion into Asia. We are now working to develop sales channels in Korea and China.

Walmart

During summer 2015, Walmart advised KonaRed and 10,000 of its other suppliers that substantially higher fees would be charged to suppliers for products placed in their stores. We have discontinued sales to Walmart due to these fees.

Target

During the summer we received an invitation from Target Corporation, which is the second largest discount retailer in the U.S., and in July, 2015 we commenced sales of our beverages in select Target stores. Re-orders have been steady since start date and we believe Target will be a major customer as our relationship develops.

Marketing

Subsequent to the addition of our new President, we implemented changes to our marketing strategies with the goal of increasing sales on a rapid basis. This included cancellation on September 16, 2015 of the Sales and Marketing Agreement executed with Splash Beverage Group Inc. on April 22, 2014. We are now managing all marketing initiatives in-house to optimize cost and delivery.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of our Company for the periods ended September 30, 2015 and September 30, 2014. A summary is as follows:

	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014

Sales	$587,705	$1,058,808
Cost of goods sold	472,954	875,115
Gross Margin	114,751	183,693
Research and development	4,610	3,300
Advertising and marketing	269,047	861,955
General and administrative	2,098,375	2,473,013
Operating expenses	2,372,032	3,338,268
Loss from operations	(2,257,281)	(3,154,575)
Interest expense	(212,343)	—
Other losses	(77,343)	—
Net Loss	$(2,546,967)	$(3,154,575)

Net loss per share, fully diluted	$(0.03)	$(0.04)

Revenue and net sales

Net sales are comprised of product sales, raw material ingredient sales, and shipping and delivery fees. For the three and nine month periods ended September 30, 2015 compared with the three and nine month periods ended September 30, 2014, we recorded  sales of $174,418 and $587,705, compared with sales of $279,288 and $1,058,808 respectively, representing decreases of 38% and 44%, respectively. Comparative product sales for the periods ended September 30, 2015 and September 30, 2014 were $168,148 and $572,358 versus $270,831 and $973,781, respectively; and comparative shipping and delivery fees for the periods ended September 30, 2015 and September 30, 2014 were $6,270 and $15,347 versus $8,397 and $85,027, respectively. We attribute the comparative decrease in sales to reductions to marketing and advertising during the period ended September 2015 due to capital restraints.

Cost of Goods Sold

For the three and nine month periods ended September 30, 2015 and September 30, 2014, COGS were $131,419 and $472,954, compared to $234,855 and $875,115, respectively; or 75% and 80% of sales compared to 84% and 83%, respectively. This corresponds to gross margin percentages of 25% and 20% for the three and nine months periods ended September 30, 2015, versus gross margin percentages of 16% and 17% for the three and nine month periods ended September 30, 2014. The period over period improvements in gross margin have resulted from efforts to reduce costs and optimize delivery methods. We believe margin will continue to improve as we benefit from regularized shipping arrangements and the economies of scale of larger production runs.

Additionally, as we re-align our sales mix with the addition of raw material ingredients sales we project this will have a beneficial effect on gross margin. Wholesale raw material ingredients have a lower cost of goods sold and earn a higher gross margin than our consumer products.

The primary COGS components for the three and nine month periods ended September 30, 2015 and September 30, 2014 were: manufacturing costs, which include both in-house and outsourced manufacturing costs, which totaled $113,596 and $407,253, respectively versus $199,530 and $731,463, respectively; and customer shipping which totaled $17,823 and $65,701, respectively versus $35,325 and $143,652, respectively.

Operating Expenses

Our operating expenses are classified into three categories:

- Research and development
- Advertising and marketing
- General and administrative expenses

Research and Development

Research and development costs were minimal for both periods ended September 30, 2015 and September 30, 2014. We project R&D costs will remain near current levels during the balance of fiscal 2015.

Advertising and Marketing

Advertising and marketing costs were $70,500 and $269,047 respectively for the three and nine month periods ended September 30, 2015 versus $296,400 and $861,955 for the three and nine month periods ended September 30, 2014, representing comparative decreases of 74% and 66%, respectively. Primary components of advertising and marketing expenses for the nine month periods ended September 30, 2015 and September 30, 2014 were: (i) advertising and graphic art costs of $127,513 versus $118,209, respectively; (ii) cost of free sample demos was $54,828 versus $215,638, respectively; and (iii) other marketing expenses, sponsorships and public relations initiatives totaled $114,059 and $528,108, respectively. We project advertising and marketing costs will remain at current levels during the balance of fiscal 2015.

General and Administrative

General and administrative ('G&A') costs were $2,098,375 for the nine month period ended September 30, 2015 compared to $2,473,013 for the nine month period ended September 30, 2014, representing a decrease of 15%. Major components of G&A for the nine month periods ended September 30, 2015 and September 30, 2014 were: (i) payroll of $544,558 versus $526,297, respectively; (ii) non-cash stock issued for services of $307,864 versus $0, respectively; (iii) non-cash stock based compensation expense of $257,133 versus 378,325, respectively; (iv) non-cash options based compensation expense of $165,266 versus $797,258, respectively; (v) professional and consultant fees of $234,649 versus $313,140, respectively; and (vi) VDF License fees of $225,000 versus $75,000, respectively. We project general and administrative expenses will remain at current levels during the balance of fiscal 2015.

Interest Expense

Interest expense, including amortizations related to derivatives created by issuance of convertible securities, totaled $212,343 for the nine month period ended September 30, 2015 versus $0 for the nine month period ended September 30, 2014. We project that interest expenses will increase moderately during the balance of fiscal 2015.

Other Expense

During the nine month periods ended September 30, 2015 and September 30, 2014, we recorded non-cash charges for changes in fair market value of derivative liabilities which arose from our issuance of convertible debt instruments. These were classified as other expense items and comprised $35,590 and $0, respectively for the comparative nine month periods.

During the period ended September 30, 2015, we also amended a warrant initially issued on January 27, 2014, to modify the exercise price from $0.65 to $0.15. The fair value of this warrant re-pricing was calculated based on the difference between Black Scholes option pricing model valuations on original grant date of January 27, 2014 and re-pricing date of June 15, 2015. This expense was recorded as a loss on equity modification of $41,753, with an offset to additional paid in capital. There were no similar such expenses during the period ended September 30, 2014.

Net Loss

Our net losses for the three and nine month periods ended September 30, 2015 and September 30, 2014 were $867,965 or ($0.01) per share and $2,546,967 or ($0.03) per share, versus $814,521 or ($0.01) per share and $3,154,575, or ($0.04) per share.

Liquidity and Capital Resources

Our financial position at September 30, 2015 and December 31, 2014 was as follows:

Net Working Capital
	As of September 30, 2015	As of December 31, 2014

Current Assets	$903,795	$843,217
Current Liabilities	660,055	207,794
Net Working Capital (Deficit)	$243,740	$635,423

As of September 30, 2015 we had cash on hand of $297,607, accounts receivable of $128,442, inventory of $477,746, prepaid expenses of $0, and other current assets of $0. This compares with cash of $39,987, accounts receivable of $278,240, inventory of $508,339, prepaid expenses of $16,000, and other current assets of $652 for the period ended December 31, 2014. Our net working capital decreased to a balance of $243,740 at September 30, 2015 from a balance of $635,423 at December 31, 2014. At present, we estimate we will need to raise capital during the coming twelve months to fund our strategic plans.

Cash Flows
	Nine months ended September 30, 2015	Nine months ended September 30, 2014

Net cash (used) by operating activities	$(1,323,534)	$(2,298,032)
Net cash provided/(used) in investing activities	(48,966)	(14,674)
Net cash provided by financing activities	1,630,120	2,700,000
Increase (decrease) in cash during the period	257,620	387,294
Cash, beginning of period	39,987	213,156
Cash, end of period	$297,607	$600,450

Key elements comprising the comparative figures for Net cash (used) by Operating Activities for the nine month periods ended September 30, 2015 and September 30, 2014 include: (i) net losses of $2,546,967 and $3,154,575, respectively; (ii) non-cash expenses for stock issued for services and compensation of $730,262 and $1,175,583, respectively; (iii) non-cash options amortization costs of $165,266 and $797,258, respectively; and (iv) an increase of $144,290 and a decrease of $168,815 in accounts payable, respectively.

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

During the period ended September 30, 2015 we issued a total of 3,773,008 shares under the 2015 Equity Line for aggregate cash proceeds of $345,120. Subsequent to the end of the period, we issued a total of 2,259,872 shares for aggregate proceeds of $148,080.

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

Debt

On January 28, 2014, pursuant to our patent settlement with VDF, we issued a senior convertible note (the "Senior Convertible Note") to VDF, whereby we promised to pay VDF a principal amount equal to the sum of: (i) the aggregate amount of accrued and unpaid License fee payments, plus (ii) accrued interest on the Senior Convertible Note. The maturity of the Senior Convertible Note is December 31, 2018 unless the Senior Convertible Note is accelerated pursuant to an event of default or the License Agreement is terminated and all accrued and unpaid obligations under the Senior Convertible Note have been paid. Interest on the Senior Convertible Note is 7% per annum, subject to an adjustment to 12% for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. At any time VDF has the option to convert any principal outstanding on the Senior Convertible Note into shares of our common stock at a Conversion Price determined by the terms of the Senior Convertible Note. Key terms of the Senior Convertible Note include that: (i) VDF is granted an adjustment to the conversion price upon the issuance of shares of our common stock, stock options or other convertible securities; (ii) no indebtedness shall rank senior to the payments due under the Senior Convertible Note unless prior written consent of VDF is obtained; and (iii) payments under the Senior Convertible Note are secured by a Security Agreement. The Senior Convertible Note provides that we may, at our option, have regularly scheduled License fee payments treated as debt and rolled over into the Senior Convertible Note. To date, we have rolled-over five License fee payments of $75,000 each, plus accrued interest for the year ended December 31, 2014 of $791 for a total additions to the Senior Convertible Note balance of $371,591. Originally the Conversion Price of the Senior Convertible Note was $0.65 per share and has subsequently been adjusted to $0.4536 per share.

On January 20, 2015, we entered into a Convertible Debt Purchase Agreement with a third party and issued to the lender an Unsecured Subordinate Debenture with a face value principal amount of $440,000 (which includes $40,000 in original issue discount) for $400,000 in cash. This variable rate convertible debenture is now repaid in full and extinguished.

On June 5, 2015 (the “Issuance Date”), upon repayment of the Unsecured Subordinate Debenture described above, the Company issued a $500,000 note (the “Interim Note”) to a corporation affiliated with a director of the Company and is therefore classified as related party debt. The Interim Note has a maturity date of December 5, 2015. Due to its term, the Interim Note is classified as short term debt. According to the terms of the Interim Note, $250,000 was due three months from the Issuance Date on September 5, 2016, and the remaining $250,000 will be due six months from the Issuance Date on December 5, 2015. The Interim Note bears interest at 12% until repayment. The Interim Note may be prepaid in whole, or in part, at any time before each maturity date without prepayment penalty. 1,700,000 restricted common shares of the Company were issued to the lender as a fee. As security for the Interim Note, the Company’s Chief Executive Officer pledged 3,333,333 shares of the Company, which he owns, as security for Note One (the "Pledge Shares"). If the Company defaults on the payment of The Interim Note, then sufficient Pledge Shares will be released to cover the full amount of the due payment(s). On June 16, 2015 and August 18, 2015, the Company made early principal re-payments of $50,000 and $200,000 toward Note One, which fulfilled completely the first installment repayment on the Interim Note. At September 30, 2015, the balance due on the Note One was $253,534, which included $3,534 of accrued interest for the period ended September 30, 2015.

On August 18, 2015, we issued a Senior Convertible Note (the “Convertible Note”) to a third party in the amount of $250,000. The Convertible Note was issued pursuant to the terms of a Securities Purchase Agreement dated as of the same date. The Convertible Note bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default) and the principal and interest is due and payable in full on December 31, 2016 (the “Maturity Date”). The Convertible Note included a $25,000 original issuance discount.  As a result, the net amount received in connection with the sale of the Convertible Note was $225,000. The Company has the right to prepay the Convertible Note, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date.  The principal amount of the Convertible Note and all accrued interest is convertible at the option of the lender into shares of our common stock at any time. The fixed conversion price of the Convertible Note is $0.07, as adjusted for stock splits, stock dividends, stock combinations or other similar transactions as provided in the Convertible Note. As additional consideration for the loan, the Company granted the lender a six-year warrant to purchase 3,750,000 shares of our common stock at an exercise price of $0.10 per share. This warrant includes the same ownership limitation described above in connection with the Convertible Note. This warrant includes cashless exercise rights. At September 30, 2015, the amount we are required to repay on the Convertible note was $250,000 plus accrued interest of $1,667 for a balance of 251,667. Under generally accepted accounting principles, this translated to a balance due  on the Convertible Note of $31,119, including accrued interest of $1,667 and net of unamortized  discounts totaling $220,548 related to a beneficial conversion feature initially valued at $(107,143), issuance of warrants for the loan initially valued at $(117,857), the original issue discount initially valued at $(25,000), and amortization of $29,452 which was recorded during the period ended September 30, 2015.

On September 30, 2015 ("Issuance Date"), we issued Subordinated Promissory Notes (the “Promissory Notes”) to two investors (the “Investors”) in the aggregate amount of $250,000 (the "Original Principal"). The Promissory Notes were issued pursuant to the terms of Securities Purchase Agreements dated as of Issuance Date. Due to their term, the Promissory Notes are classified as short term debt. The Promissory Notes bear interest at the rate of 8% per annum, which accrued in full as of the Issuance Date. The principal and interest is due and payable in full on September 30, 2016 (the “Maturity Date”) with monthly prepayments of 3% of the Original Principal on the fourth through sixth monthly anniversaries of the Issuance Date and monthly prepayments or 10% of the Original Principal on the seventh through eleventh monthly anniversaries of the Issuance Date. The Promissory Notes included an aggregate $25,000 original issuance discount. As a result, the net amount received in connection with the sale of the Promissory Notes was $225,000. The Company has the right to prepay the Promissory Notes, pursuant to the terms thereof, at any time, provided it pays the then outstanding balance and accrued interest. The Promissory Notes provides for customary events of default such as failing to timely make payments under the Promissory Notes when due and the occurrence of certain fundamental defaults, as described in the Promissory Notes. The interest rate shall be 18% upon the occurrence of an event of default and repayment of the note at an amount equal to 120% of the outstanding principal and interest due. The Notes are not secured and subordinated to existing notes issued by the Company. As additional consideration for the loan, the Company granted the Investors five-year warrants to purchase an aggregate of 3,125,000 shares of our common stock at an exercise price of $0.08 per share. The warrants include cashless exercise rights. At September 30, 2015, the balance due on the Promissory Notes was $270,000, which included the original issue discount of $25,000 and accrued interest of $20,000. Under generally accepted accounting principles, this translated to a balance due on the Promissory Notes of $77,212, including accrued interest of $20,000 and net of unamortized discounts totaling $192,788 related to a issuance of warrants for the loans and the original issue discounts.

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

The following table summarizes the convertible debt derivative activity for the period ending September 30, 2015:

Description	Convertible Notes
Fair Value of derivative liabilities at December 31, 2013	$—
Discount due to issuance of subordinated convertible debenture	11,006
Change in Fair Value	(1,838)
Fair Value of derivative liabilities at December 31, 2014	$9,168
Increase due to valuation of newly issued convertible debentures	239,757
Reduction due to convertible debentures redemption	(274,108)
Change in Fair Value	35,590
Fair Value of derivative liabilities at September 30, 2015	$10,407

For the period ended September 30, 2015, the net change in the fair market value of derivative liabilities was $35,590 which was recorded as Other Loss.

The lattice methodology was used to value the derivative liabilities related to the convertible notes, with the following assumptions as of September 30, 2015 and December 31, 2014.

Assumptions:	September 30, 2015	December 31, 2014

Dividend yield	0.00%	0.00%
Risk-free rate for term	0.92%	0.97% to 1.11%
Volatility	131%	104% to 117%
Maturity dates	3.25 years	4 years
Stock Price	$0.074 to $0.078	$0.141 to $0.23

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements at September 30, 2015 or December 31, 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. Management’s assessment was based on criteria set forth in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of March 31, 2015, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

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

C.   Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Settlement of Copyright Dispute
On March 27, 2015 we received correspondence from an attorney which alleged a service provider engaged for us by a distributor to provide social media postings services had violated the copyright of two related clients regarding certain pictures used by the service provider. On September 22, 105, this matter was settled for a net payment of $75,000, of which the Company's insurance providers paid $59,000 and the company paid $16,000.

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

On May 1, 2015, we issued 300,000 restricted common shares to a service provider at a price of $0.20 per share for aggregate deemed fees of $60,000. These shares were issued to a US corporation, in accordance with exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On July 9, 2015, 6,025 restricted common shares were issued to a third party for services provided. These shares were valued at $0.1108 based on market close price on issue date for deemed proceeds of $716. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 11, 2015, we issued 1,333,333 restricted common shares at $0.107 per share to our new President and COO. This grant was valued based on market close price on issue date, for aggregate deemed compensation totaling $142,667. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On September 15, 2015, 1,000 restricted common shares were issued to an employee for compensation. These share issuances were both issued at a price of $0.075 based on market close price on issue date for deemed payments totaling of $75. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 21, 2015, 26,000 restricted common shares were issued to a third party for services provided. These shares were valued at $0.0901 based on market close price on issue date for deemed proceeds of $2,343. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 24, 2015, 12,500 restricted common shares were issued to a third party for services provided. These shares were valued at $0.0829 based on market close price on issue date for deemed proceeds of $1,036. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2015, 9,000 and 50,000 restricted common shares were issued to two unrelated third parties for services provided. These shares were valued at $0.078 based on market close price on issue date for deemed proceeds of $702 and $3,900, respectively. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2015, we issued 320,513 restricted common shares at $0.078 per share to our CFO. This grant was valued based on market close price on issue date, for aggregate deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On September 30, 2015, we issued 502,283 restricted common shares at $0.078 per share to our President and COO. This grant was valued based on market close price on issue date, for aggregate deemed compensation totaling $39,178. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to the period ended September 30, 2015, we issued 1,381,025 and 2,000,000 restricted common shares to a third party at $0.0745 and $0.068 per share for services rendered for aggregate deemed compensation of $238,886, each grant being valued based on market close price on issue date. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Subsequent to the period ended September 30, 2015, we issued 348,472 restricted common shares to a third party at $0.0699 per share for services rendered for aggregate deemed compensation of $24,358, such grant being valued based on market close price on issue date. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

KONARED CORPORATION

/s/ Shaun Roberts	Dated:	November 16, 2015
Shaun Roberts
President & CEO

/s/ John Dawe	Dated:	November 16, 2015
John Dawe
Chief Financial Officer,
Secretary & Treasurer