Form 10-K
period 2015-12-31
KonaRed Corp
filed 2016-04-13
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

Commission File # 00055208

KONARED CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	99-0366971 (IRS Employer Identification Number)

1101 Via Callejon #200
San Clemente, CA  92673-4230
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: the aggregate market value of the 71,371,132 common shares of the registrant owned by non-affiliates on June 30, 2015 was $8,550,262 based on a closing price of $0.1198 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 118,370,607 common shares were issued and outstanding as of April 13, 2016.

ii

KONARED CORPORATION

iii

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate Overview

In this annual report on Form 10-K the terms "KonaRed", “we”, “us”, “our”, the "Registrant", and the "Company” mean KonaRed Corporation. Unless otherwise stated, “$” refers to United States dollars. Our fiscal year end is December 31st. We were incorporated in the State of Nevada on October 4, 2010 and our predecessor operating business was incorporated in the State of Hawaii on August 22, 2008. Our head office is located at 1101 Via Callejon #200, San Clemente, CA 92673-4230 and our executive office is located at 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756.

The Company’s common stock is publicly traded on the OTCQB over-the-counter market ('OTCQB') under the trading symbol: KRED.

Description of Business

Beverage Products

KonaRed's principal product line is our premium coffee fruit wellness drinks. Recently we also introduced a new line of Cold Brew Coffee which we expect may become our dominant product. KonaRed Original Antioxidant Juice, Cold Brew Coffees and Kona coffees are offered to retail consumers across the United States, Canada and Asia. Previously discarded as a byproduct of coffee production, the fruit surrounding the coffee seed (coffee bean) has been recognized as containing powerful anti-oxidants.

KonaRed’s anti-oxidant beverage products consist of the following proprietary formulations:

●	16 oz. KonaRed Original Antioxidant Juice (2 servings)

●	10.5 oz. KonaRed Original Antioxidant Juice (1 serving)

●	10.5 oz. KonaRed Antioxidant (1 serving) Additional Flavor Combinations Including Organic Green Tea and Coconut Water

●
12oz. RTD Cold Brew Coffees

In February 2016 we introduced a new line of Ready-to-Drink ('RTD') Cold Brew Coffees. These include the flavors of 'Original', 'Hawaiian Vanilla' and 'Espresso'. Sales of this product have expanded quickly and the line is now being sold in retailers along the West Coast and Hawaii, as well as online.

Wellness Products

We also produce wellness nutritional products which are now available at select locations of Vitamin Shoppe nationwide and in several major chains in Hawaii. Primary among these is our antioxidant KonaRed Hawaiian Superfruit Powder Tub and our Wake-up Performance Powder Packets.

●	KonaRed Hawaiian Superfruit Powder

100% soluble coffee fruit powder made from coffee fruit from Kona, Hawaii

●	KonaRed Wake Up Performance Powder Packets 1 tub with 30 packets

Coffee Bean Products

During summer 2015 we launched sales of KonaRed Coffee Beans in three varieties.

100% Kona Coffee beans

Coffee Bean Products

●	100% Kona Coffee beans with Hawaiian Coffeeberry

Coffee Bean Products

●	Blend of 10% Kona Coffee plus 90% Columbian Coffee

Industrial Ingredient Division Launch

During 2015, we started industrial sales of raw coffee fruit powders and liquid extracts to other companies B2B and are now offering an American made, U.S. Hawaiian grown coffee fruit supply to the world. We expect this product line to be a major revenue generator and our bottom line will benefit also due to the comparatively higher gross margin we earn on raw material sales.

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

Trademarks

We have filed and received several trademarks that we use in our daily business

KonaRed
Nature’s Best Kept Secret
Powdered by Aloha
Paradise in a Bottle

Operations, Facilities and Distribution Method for Our Products

Our distribution facility is a 10,000 square foot facility located in San Clemente, California. We use an outsourcing business model based on utilizing third parties for the bulk of our non-core business operations, such as manufacturing and coffee fruit extraction, while maintaining in-house control of critical marketing, product development and warehousing/shipping functions.

Supply and Distribution for Our Product

We have an agreement in place which provides a reliable and trusted source of coffee fruit supply. This is structured as 5-year arrangement containing roll-over provisions, The agreement is based on our commitment  to exclusively purchase coffee fruit from the supplier and the supplier is obligated to provide coffee fruit exclusively to our company. Our company’s principal supplier of raw coffee fruit is Greenwell Farms, Inc., a Hawaii corporation with a long established history as a major Hawaiian coffee supplier.

We determine the amount of dried coffee fruit to purchase from our suppliers based on our annual sales forecasts and have historically been accurate at estimating supply quantities based on projected sales. Since the fruit surrounding the coffee bean was previously discarded as a byproduct of coffee production, such raw material has also remained readily available from coffee farms located in Hawaii and internationally. Therefore, although we currently have a principal supplier, in the event that we lose this supplier, we are confident that we would be able to secure raw material from other suppliers.

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

For our company’s beverage production, our antioxidant beverages are processed via the coffee fruit finished goods being sent to a 3rd party flavor house which makes the KonaRed concentrate and then ships it to our company’s bottling vendors. The process for Cold Brew Coffee is similar. Notably, we own the proprietary beverage formulas. Pallets of the ready-to-drink product items (defined as "Stock-keeping Units", or "SKUs") are then shipped back to our company’s warehouse, or third party inventory transit service providers, and disseminated to either distributors, or shipped directly to retailers.

Market

We believe our company has established a frontrunner position in the coffee fruit category, boasting a numerous retail entrees since its product launch. We first establish our products in the upstart coffee fruit sector on our home turf in Hawaii and then have expanded across the USA and Canada by winning placements at Kroger, Target, Vitamin Shoppe and other major retailers. Moving forward we will expand on our domestic success by developing international distribution opportunities in South East Asia, beginning with Japan, Korea and China.

Expansion into Japan

In April 1, 2015 we began the process of expansion into Japan by executing an agreement with Asplund Co. Ltd. for distribution of our beverage products into 250 retail stores specializing in nutritional products.

Sales Strategy

Our sales strategy for beverage products and nutritional supplement products is to sell and ship directly from our warehouse in San Clemente, California.  We have a direct sales team of four individuals, two in Hawaii and two in Southern California whose main job is to secure new customers directly in person. We have also retained manufacturers’ sales representatives who work to increase our overall sales efforts.

We've learned the importance of supporting our distributor network through “on the ground” sales personnel and will add to our sales force as markets develop. For an emerging product such as ours, merchandising follow-up, dialog with store managers, and coordination of promotions and pricing are critical in maintaining brand momentum. We anticipate adding sales staff to meet demand for our recently introduced line of Cold Brew Coffees.

Although KonaRed was invented as a wellness product, we believe consumer acceptance of our beverage products now places us both within the 'functional beverage' and 'premium juice' retail categories, as well as dairy shelves with cold brew coffees and the coffee isle with our whole bean coffee line.  A 'functional beverage' is defined as one which has certain attributes, such as Antioxidants, whereas a 'premium juice' is simply a tasty product which consumers enjoy.

In summary, our sales expansion priorities are:

(1)  expansion of wholesale distribution
(2)  retail chain success
(3)  growth of direct to retail sales
(4)  growth of direct to consumer sales, and
(5)  development of raw material ingredient sales

Major Industry Participants

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

Market Development and Metrics

Our objective is to develop KonaRed into a powerhouse coffee company which supplies consumers with a variety of high quality coffee, beverage and nutritional products. We plan to achieve this using a strategy of expanding our retail footprint through a series of revenue generating distribution channels as well as direct to consumer sales.

Presently, our predominant focus is our beverage and cold brew coffee businesses and we are generating revenues through the following distribution channels:

●	Direct Store Distributors

●	Broadline Distributors

●	Direct to Retail

●	Online Retail

●	Raw Material Ingredient Sales

The specifics of each channel are as follows:

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

●
Broadline Distributors:
The broadline distributors channel includes wholesalers who specialize in distribution of natural food products to retail stores. A broadline distributor services a wide variety of accounts with a wide variety of products ranging from food, beverages and supplies in the natural channel selling to retailers like Whole Foods Markets.

●
Direct to Retail:
During our growth phase we have developed a direct to retail sales channel to grocery stores such as Albertson’s and specialty retail stores. We intend to continue to service and develop this channel further. Direct to retailer includes major retail chains with 500 locations or more where the KonaRed product ships direct to the retailers distribution centers and the retailers are responsible for the distribution to each retail store.

●
Online Retail:
The KonaRed brand has gained an increasing following of Internet based customers who purchase our products directly through our website. We plan to expand this channel though on-line marketing initiatives in parallel with our brand recognition marketing campaigns. In April, 2016 we re-launched our website after a major overhaul which included addition of the Shopify platform to promote efficient online sales.

●	Raw Material Ingredient Sales: In 2016 we launched our coffee fruit raw ingredient materials division and will be expanding this revenue channel in cooperation with VDF.

To develop this strategy we continually evaluate: product line sales, product line specific gross margin, individual products costs and pricing of individual product lines. Growth of our retail footprint will continue to be evaluated through the growth of our client base in each specific distribution channel.

Competition

The beverage industry is extremely competitive. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. Our product is competing directly with a wide range of drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other marketing campaigns. In addition, companies manufacturing these products generally have far greater financial, marketing, and distribution resources than we do. We compete to secure distributors who will agree to market our product over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets. Our products compete with all liquid refreshments, including numerous specialty beverages, such as: SoBe; Snapple; Arizona; Vitamin Water; Gatorade; and Powerade.

Important factors that affect our ability to compete successfully include taste and flavor of our product, trade and consumer promotions, the development of new, unique and cutting edge products, attractive and unique packaging, branded product advertising, pricing, and the success of our distribution network. We believe our branding is strong and our position as a U.S. coffee supplier is relatively unique. We are committed to ethical production of our source ingredients and our use of a previously discarded by-product of coffee represents our environmentally positive corporate operating philosophy. We are also non-GMO. We believe these factors combine to provide us with a competitive advantage and our products are consistently well received by consumers.

Intellectual Property

KonaRed® is a registered trademark in the United States and in Japan and we intend to seek a number of trademarks for slogans and product designs. We also hold trademark rights to the “Paradise in a Bottle®”, "Nature's Best Kept Secret®", and "Powdered by Aloha®" tag lines; and rights to a suite of international CoffeeBerry® trademarks provided under our License with VDF. We believe we have the rights to use the necessary processing and manufacturing intellectual property relating to processing and manufacturing our base ingredient (the coffee fruit) and our proprietary beverage formulas. However, we do not own the manufacturing process for making the finished beverages. We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

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

Research and Development Costs During the Last Two Years

Benefiting from its relationship with VDF, KonaRed has been able to reduce its R&D costs over fiscal years 2015 and 2014, having spent approximately $6,502 and $3,931, respectively.

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

Employees

In addition to Shaun Roberts, who is our Chief Executive Officer, director, and Board Chair; Kyle Redfield, who is our President and Chief Operating Officer; and John Dawe, who is our Chief Financial Officer, Secretary & Treasurer, we currently employ 7 full time and 1 part employees whom all work in the United States. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research; and as needed we engage the services of other professionals for legal, audit and other technical services. We intend to expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

Our actual results may differ materially from the results anticipated in any forward-looking statements in this Report due to a variety of factors, including, without limitation those set forth as "Risk Factors" in our Form S-1 which became Effective on July 6, 2015. This can be found along with all our filings  with the SEC at www.sec.gov.

There may be other factors included in the Company's filings with the SEC that may cause actual results to differ materially from those projected in any forward-looking statement. The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal office and warehouse is located at 1101 Via Callejon #200, San Clemente, California 92673-4230. The Company shares a lease for this facility with Malie, Inc., (“Malie”) a company owned by our CEO and his spouse, who is the CEO of Malie. We also utilize offices provided by our CEO and CFO. The current distribution facility lease has a term of June 1, 2014 to May 31, 2016 and presently requires total lease payments of $10,139 per month, of which the Company's portion is $7,790 per month. On February 25, 2016, the Company and Malie extended the lease for an additional 24 month term and committed to total lease payments of $10,466 for June 1, 2016 to May 31, 2017 and $10,793 for June 1, 2017 to May 31, 2018. The Company's portion of payments under the extended term arrangements are $6,461 for June 1, 2016 to May 31, 2017 and $6,663 for June 1, 2017 to May 31, 2018. For the year ended December 31, 2015 our Company paid a total of $92,479 (averaging $7,707 per month) of the total lease expense of $120,360 (averaging $10,030 per month). For the year ended December 31, 2014, our Company paid a total $90,471 (averaging $7,539 per month) of the total lease expense of $117,744 (averaging $9,812 per month). We believe that the condition of our principal office and warehouse are satisfactory, suitable and adequate for our current needs.

Fixed assets currently shown on our balance sheet are comprised of furniture and warehouse fixtures and at present the Company has no material property balances which are classified as assets under generally accepted accounting principles.

ITEM 3.  LEGAL PROCEEDINGS

On December 30, 2015, our former beverage distributor, Splash Beverage Group ('SBG'), filed the following action in Broward County Circuit Court, Florida: Splash Beverage Group, Inc. v. KonaRed Corporation Case No. 15-022541 CACE 09 regarding the Company's cancellation of the beverage distribution agreement ("CDA") and the sales and marketing agreement ('SMA") the parties had executed on April 23, 2014. The Company had cancelled the SMA on September 16, 2015 and the CDA on September 23, 2015. The Company believes SBG's allegations are both factually and legally unfounded and the likelihood of a material loss in this matter is considered to be remote and any damages the Company may pay are not currently estimable.

On September 22, 2015 we settled a claim from two related parties that a service provider engaged by SBG to provide social media postings services to the Company had violated the copyrights of two related clients regarding certain pictures used by the service provider. We had received this claim on March 27, 2015 and settled the matter for a net payment of $75,000, of which the Company's insurance providers paid $59,000 and the company paid $16,000.

Other than the matter regarding SBG, there are no material, active, or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our officer and director, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

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

The following table sets forth the high, low and closing prices for our Common Stock per quarter as reported by NASDAQ.COM for the years ended December 31, 2015 and December 31, 2014. These prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended:	High	Low

FY2015:
March 31, 2015	$0.2299	$0.07
June 30, 2015	$0.2216	$0.105
September 30, 2015	$0.1765	$0.073
December 31, 2015	$0.826	$0.05
FY2014:
March 31, 2014	$1.36	$0.654
June 30, 2014	$0.789	$0.48
September 30, 2014	$0.5475	$0.25
December 31, 2014	$0.3473	$0.1359

Shareholders

At year-end December 31, 2015 there were 182 shareholders of record of the 108,769,514 shares outstanding of our common stock.

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

Re-Purchase of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 12, 2013, the Company adopted an incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan allows for the issuance of up to 11,000,000 options to acquire 11,000,000 restricted shares of the Company's common stock, with a maximum exercise period of ten years, to be granted to eligible employees, officers, directors, and consultants. To date, 6,750,000 options have been issued under the Stock Option Plan. There were no stock options issued during the years ending December 31, 2015 and December 31, 2014.

Additionally, we have in place a Form S-8 share compensation plan totaling 5,000,000 registered shares reserved for issuance which was authorized by the Board on May 27, 2014. There were no shares issued under this plan during the year ended December 31, 2015; and 500,000 shares were issued under this plan during the year ended December 31, 2014, leaving a balance of 4,500,000 registered potentially issuable shares.

Recent Sales of Unregistered Securities

On February 6, 2015 we issued 600 restricted common shares at $0.0752 per share to an employee ("Employee One") for compensation. These share issuances were issued based on market close price on issue date for deemed payments totaling of $45. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 6, 2015, we issued 11,000 restricted common shares at $0.0752 per share to a professional athlete ("Ambassador One") for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $827. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 30, 2015 we issued 131,579 restricted common shares at $0.19 per share as compensation to our CFO. These shares were valued per terms of his compensation agreement for aggregate deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 1, 2015, we issued 300,000 restricted common shares to a third party for professional services rendered, such issuance which was valued at $0.20 per share for a deemed aggregate proceeds of $60,000, such grant being valued based on market close price on issue date. These shares were issued to one U.S. person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On June 9, 2015 we issued 1,200 restricted common shares at $0.14 per share to Employee One for compensation. These share issuances were issued based on market close price on issue date for deemed payments totaling of $168. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2015, 1,666,667 shares of restricted common shares were issued to investor, unrelated to LPC, under a securities purchase agreement dated June 30, 2015 at a price of $0.06 per share for aggregate proceeds of $100,000. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. These shares were included in the Registration Statement on Form S-1 filed on July 6, 2015,which was made Effective by the SEC on July 16, 2015.

On July 6, 2015, we issued 6,025 restricted common shares at $0.1188 per share to Ambassador One for professional athlete endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $716. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 9, 2015 we issued 226,860 restricted common shares at $0.1102 per share as compensation to our CFO. These shares were valued per terms of his compensation agreement for aggregate deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On August 11, 2015, we issued 1,333,333 restricted common shares to our new President & Chief Operating Officer at $0.107. These shares were valued based on market close price on issue date for deemed proceeds of $142,667. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 15, 2015, we issued 1,000 restricted common shares at $0.075 per share to Employee One for compensation. These share issuances were issued based on market close price on issue date for deemed payments totaling of $75. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 18, 2015, we issued 26,000 restricted common shares at $0.0901 per share to a consultant for services rendered. These share issuances were issued based on market close price on issue date for deemed payments totaling of $2,343. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 24, 2015, we issued 12,500 restricted common shares at $0.0829 per share to a professional athlete ("Ambassador Two") for endorsement services rendered. These share issuances were issued based on market close price on issue date for deemed payments totaling of $1,036. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2015, we issued 9,000 restricted common shares at $0.078 per share to Ambassador One for endorsement services rendered. These share issuances were issued based on market close price on issue date for deemed payments totaling of $702. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2015, we issued 50,000 restricted common shares at $0.078 per share to a consultant for services rendered. These share issuances were issued based on market close price on issue date for deemed payments totaling of $3,900. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2015 we issued 320,513 restricted common shares at $0.078 per share as compensation to our CFO. These shares were valued per terms of his compensation agreement for aggregate deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On October 20, 2015, we issued 348,472 restricted common shares at an agreed price of $0.0699 per share for aggregate deemed compensation of $24,358 to a beverage distributor per terms of a services agreement. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2015 we issued 502,283 restricted common shares at $0.078 per share as compensation to our President & COO. These shares were valued per terms of his compensation agreement for aggregate deemed compensation totaling $39,178. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 21, 2015, we issued 1,381,025 restricted common shares at a contractually agreed price of $0.07241 per share for aggregate deemed compensation of $100,000 to a service provider ("Service Provider") for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 27, 2015, we issued 2,000,000 restricted common shares at a contractually agreed price of $0.068 per share for aggregate deemed compensation of $136,000 to Service Provider for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 3, 2015, we issued 500,000 restricted common shares valued market close price on date of issue at $0.0601 for aggregate deemed proceeds of $30,050 to a lender as a fee for a loan to the Company. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 8, 2015, we issued to LPC: (a) 66,964 restricted common shares valued at the LPC Note One Conversion Price of $0.07 for interest of $4,688 accrued on LPC Note One to December 31, 2015; and (b) 31,667 restricted common shares valued at the LPC Note Two Conversion Price of $0.05 for interest of $1,583 accrued on LPC Note Two to December 31, 2015. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 31, 2015 we issued 458,926 restricted common shares at $0.05448 per share as compensation to our CFO. These shares were valued per terms of his compensation agreement for aggregate deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On December 31, 2015 we issued 1,262,047 restricted common shares at $0.05448 per share as compensation to our President & COO. These shares were valued per terms of his compensation agreement for aggregate deemed compensation totaling $68,750. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Subsequent to the year ended December 31, 2015, the Company made shares issuances to staff and service providers. In issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. These included: (a) 651,269 restricted common shares to a service provider on January 8, 2016 at a negotiated price of $0.05 per share for deemed aggregate compensation of $32,563; (b) 600 restricted common shares to Employee One on January 1, 2016 at market close price of $0.0614 per share for deemed aggregate compensation of $37; (c) 5,000 restricted common shares to an employee on January 11, 2016 at market close price of $0.064 per share for deemed compensation of $320; and (d) 3,500 restricted common shares at market close price of $0.0559 on March 4, 2015 to a professional athlete endorser for deemed compensation of $196.

Subsequent to the year ended December 31, 2015, in February 2015 we executed a private placement unit offering which raised $171,000 through the sale of 4,275,000 units. This offering terminated on March 29, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. These shares were issued to four US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Subsequent to the year ended December 31, 2015, the Company issued 4,650,000, Sale Shares and 15,724 per sale Commitment Shares under the 2015 Equity Line for aggregate proceeds of $235,740.

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of our Company for the years ended December 31, 2015 and December 31, 2014. A summary is as follows:

	Year ended December 31, 2015	Year ended December 31, 2014

Total sales	$635,503	$1,254,234
Cost of goods sold	541,069	1,094,037
GROSS MARGIN	94,434	160,197
Research and development	6,502	3,931
Advertising and marketing	435,390	967,164
General and administrative	1,822,434	1,745,569
Non-cash compensation	1,170,115	2,046,991
Operating expenses	3,434,441	4,763,655
Loss from operations	(3,340,007)	(4,603,458)
Other non-cash income (expense)	(204,990)	1,838
Interest expense	(255,372)	(1,007)
NET LOSS	$(3,800,369)	$(4,602,627)

Net loss per share, fully diluted	$(0.04)	$(0.06)

Total Sales

Total sales are comprised of product sales and shipping and delivery fees. During the year ended December 31, 2015 we recorded total sales of $635,503 compared with total sales of $1,254,234 for the year ended December 31, 2014, representing a decrease of 49%. Product sales and shipping and delivery fees for the year ended December 31, 2015 were $611,424 and $24,079 respectively, compared with $1,160,941 and $93,293 for the year ended December 31, 2014.

We attribute the comparative decrease in sales during the year ended December 31, 2015 to the lack of success of beverage distribution arrangements and our decreased expenditure on advertising and marketing due to a reduction in working capital from reduced sales. To rebuild our revenue base we chose to take back control of our brand. In August 2015, we hired former POM Wonderful executive Kyle Redfield to provide new leadership, restructure and create new revenue streams and in September 2015 we terminated our former master beverage distributor.

Cost of Goods Sold

As referenced in our Description of Business above, our production is based on an outsourcing business model which utilizes third parties for the bulk of our non-core business operations, such as coffee fruit extraction and product manufacturing. The main component of our cost of goods sold ('COGS') relates to costing the finished goods which are drawn from our inventory when sold. These finished goods primarily include bottles of different types of our coffee beverages in various container and lot sizes which have been manufactured in a staged process for us by third parties and delivered to our warehouse, or to inventory logistics service providers, for distribution. Costing is done by applying specific unit sales to unit product costs based on the costs per unit recorded in our inventory system. Costs per unit in the inventory system include per unit manufacturing charges from outsource manufacturers.

Along with the current period cost of inventory which has been used for product sales, COGS also include expensing of inventory which has: (i) been disposed of because it has expired and/or become obsolete; and (ii) been subject to a write-down reserve because the inventory has been deemed to be potentially useful, but has been slow moving for a significant period of time. During the year ended December 31, 2015, we disposed of $26,760 of obsolete inventory and during the year ended December 31, 2014, we disposed of $49,249 of obsolete current inventory, net of $18,732 of inventory which previously had previously been reserved. Obsolete inventory during 2015 was primarily comprised of dried coffee fruit raw material which had an expired useful life. Obsolete inventory during 2014 was comprised both of dried coffee fruit raw materials which had expired, old labels which included outdated information, and remaining inventory of a discontinued product. At year end December 31, 2015 we had no further reserves of outdated inventory.

For the years ended December 31, 2015 and December 31, 2014, COGS were $541,069 and $1,094,037, or 85% and 87% of sales. This corresponds to gross margin percentages of 15% and 13%. As order flow increases we should benefit from less expensive shipping costs and the economies of scale of larger production runs. We project COGS will decrease during fiscal 2016 and gross margin will improve.

COGS primary components for the years ended December 31, 2015 and December 31, 2014 are as follows: (i) manufacturing costs, which include both in-house and outsourced manufacturing costs, totaled $384,293 versus $746,377, respectively; (ii) customer shipping which totaled $92,907 versus $175,515, respectively; (iii) shipping and inventory delivery which totaled $16,051 versus $61,563, respectively. and (iv) packaging which totaled $14,368 versus $44,902, respectively.

Operating Expenses

Our operating expenses are classified into three categories:

-  Research and development
-  Advertising and marketing
-  General and administrative expenses

Research and Development

Research and development costs were $6,502 and $3,931, respectively for years ended December 31, 2015 and December 31, 2014, respectively, for a comparative increase of 65%. Increases in research and development costs are attributable to development of new products, such as our Cold Brew Coffee line. We project R&D costs will remain near current levels during the upcoming fiscal year.

Advertising and Marketing

Advertising and marketing costs were $435,390 for the year ended December 31, 2015, compared with $967,164 for the year ended December 31, 2014, representing a decrease of 55%. Primary components of advertising and marketing cost during the years ended December 31, 2015 versus December 31, 2014 were as follows: (i) sales and marketing fees paid to our former beverage distributor based on the sales they produced were $8,377 versus $241,306, representing an decrease of 97%; (ii) the cost of free samples and product demonstrations was $93,478 versus $231,883, representing a decrease of 60%; (iii) advertising and graphic art costs were $211,284 versus $160,548, representing an increase of 32%; (iv) website expenses were $27,580 versus $75,976, representing a decrease of 64%; and (iv) other marketing expenses including sponsorship and public relations initiatives totaled $94,671 versus $357,451, representing a decrease of 74%. We project advertising and marketing costs will increase during our upcoming fiscal year.

General and Administrative

General and administrative ('G&A') costs were $2,992,549 for the year ended December 31, 2015 compared to and $3,792,560 for the year ended December 31, 2014, representing a decrease of 21%. We project general and administrative expenses will remain at current levels or increase moderately during the coming fiscal year.

G&A costs include cash expand non-cash expenses. Non-cash expenses include Black-Scholes option and warrant grant costing and amortization expenses, stock based compensation expenses, stock issued for services, and depreciation expenses. For the years ended December 31, 2015 and December 31, 2014, G&A cash expenses comprised $1,822,434 and $1,745,569, or 61% and 46% of total expenses; and G&A non-cash expenses comprised $1,170,115 and $2,046,991 or 39% and 54% respectively of total G&A. Year over year G&A cash expenses increased by 4% and G&A non-cash expenses decreased by 43%.

Major items within expenses paid in cash for years ended December 31, 2015 and December 31, 2014 included: (i) payroll of $835,912 versus $745,262, representing an increase of 12%; (ii) professional and consultant fees of $221,558 versus $337,316, representing a decrease of 34%; (iii) VDF License fees and related interest expenses of $318,481 versus $150,791, representing an increase of 111%; and (iv) total rent expenses of $116,089 versus $113,356, representing an increase of 2%.

During the year ended December 31, 2015, payroll increases were due to the addition of executive, warehouse and office support staff. Professional and consulting fees decreases related to reduced legal expenses. Rent increases were due to the tiered increases within our warehouse lease.

Other Income (Expense)

During the year ended December 31, 2015 we incurred an other expense totaling $460,362; and during the year ended December 31, 2014 we recorded other income of $831. Other income (expense) for years ended December 31, 2015 and December 31, 2014 included: (i) cash interest paid of $128,458 and non-cash interest accruals of $126,914, for total interest expense of $255,372 in 2015, versus $1,007 in non-cash interest accrual in 2014; (ii) amortization expense for discounts on notes payable of $128,200 in 2015, versus $nil in 2014; (iii) non-cash expense for the fair market value of a derivative liability of 35,037 in 2015, versus non-cash income for the fair market value of a derivative liability of $1,838 in 2014; and a non-cash expense of $41,753 related to the re-set of the exercise price of previously issued warrants in 2015, versus $nil in 2014. Other than interest expenses for currently outstanding debt and further non-cash derivative related gains or losses which may arise during the coming year, we cannot project other income (expense) items in the near term.

Net Loss

Our net losses for the years ended December 31, 2015 versus December 31, 2014 were $3,800,369, or $0.04 per share, versus $4,602,627, or $0.06 per share.

Liquidity and Capital Resources

Our financial position as at December 31, 2015 and December 31, 2014 was as follows:

Net Working Capital
	As of December 31, 2015	As of December 31, 2014

Current Assets	$645,107	$843,217
Current Liabilities	463,063	207,794
Net Working Capital (Deficit)	$182,044	$635,423

At December 31, 2015 we had cash on hand of $148,769, accounts receivable of $33,227, accounts receivable - related party of $18,000; inventory of $439,158, prepaid expenses of $5,953, and other current assets of $nil. This compares with cash on hand of $39,987, accounts receivable of $274,640, accounts receivable - related party of $3,600; inventory of $508,338, prepaid expenses of $16,000, and other current assets of $652 at December 31, 2014.

Our net working capital decreased to a balance of $182,044 at December 31, 2015 from a balance of $635,423 at December 31, 2014. At present, we project we will need to raise additional capital during the coming twelve months to fund our strategic plans.

Our cash flows for the years ended December 31, 2015 and December 31, 2014 were as follows:

Cash Flows
	Year ended December 31, 2015	Year ended December 31, 2014

Net cash (used) by operating activities	$(2,009,549)	$(3,008,496)
Net cash provided/(used) in investing activities	—	(14,674)
Net cash provided by financing activities	2,118,331	2,850,001
Increase (decrease) in cash during the period	108,782	(173,169)
Cash, beginning of period	39,987	213,156
Cash, end of period	$148,769	$39,987

Comparative figures for Net cash (used) by Operating Activities is comprised of the net loss of $3,800,369 for the year ended December 31, 2015 versus a net loss of $4,602,627 for the year ended December 31, 2014, and also includes comparative non-cash add-backs of: (i) Black-Scholes options grant expense amortizations of $220,960 versus $807,161; (ii) Black-Scholes warrant issuance expense amortizations of $197,905 versus $216; (iii) stock issued for compensation of $350,883 versus $398,123; and (iv) stock issued for services of $598,272 versus $841,707.

Total non-cash items in computation of our cash flow comprise: $1,453,274, or 38%, of our total net loss of $3,800,369 for the year ended December 31, 2015; and $2,049,556, or 45%, of our total net loss of $4,602,627 for year ended December 31, 2014.

Other key elements included in net cash (used) by operating activities for the comparative years ended December 31, 2015 versus December 31, 2014 comprised: (i) a decrease in accounts receivable of $220,993 in 2015 versus an increase in accounts receivable of $254,022 in 2014; (ii) a decrease in inventory of $69,180 in 2015 versus an increase of $118,211 in 2014; and (iii) an increase in accounts payable and accrued liabilities of $19,402 in 2015 versus a decrease in accounts payable and accrued liabilities of $79,501 in 2014.

Cash Raised from Equity Sales

During the year ended December 31, 2015, the Company raised $350,000 cash from two private placements of its restricted common shares and $629,850 through equity line sales of common shares which have been registered in a Form S-1. During the year ended December 31, 2014, the Company raised $1,000,000 from two private placements unit sales and $1,700,001 through equity line sales of common shares which have been registered in a Form S-1.

Cash Raised from Debt

During the year ended December 31, 2015, the Company raised: (a) net proceeds from short term debt of $325,000, which was comprised of three short term promissory notes which provided net proceeds of $90,000, $135,000 and $100,000 respectively; (b) net proceeds of $Nil from short term debt - related party, which was comprised of an advance of $500,000 from a director of the Company and a repayment to him of $500,000; and (c) net proceeds of $813,481 from convertible notes payable which was comprised of: (i) net proceeds of $Nil from one lender who advanced net $400,000 and received repayment of that $400,000, (ii) two fixed exercise price convertible notes from the same lender which provided net proceeds of $225,000 and $270,000 respectively, and (iii) net proceeds of $318,481 from VDF from the rollover of $300,000 of License Fee payments and $18,481 of accrued interest. During the year ended December 31, 2014, the Company raised net proceeds from short debt and short term debt - related party of $Nil and $Nil respectively; and raised net proceeds from convertible notes of $150,000 which was comprised of $150,000 from the rollover of License Fee payments due to VDF.

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements at December 31, 2015 or December 31, 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
KonaRed Corporation

We have audited the accompanying balance sheets of KonaRed Corporation as of December 31, 2015 and 2014 and the related statement of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KonaRed Corporation as of December 31, 2015 and 2014, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 13, 2016

KONARED CORPORATION
BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS
Cash	$148,769	$39,987
Accounts receivable	33,227	274,640
Accounts receivable - related party	18,000	3,600
Inventory	439,158	508,338
Prepaid expenses	5,953	16,000
Other current assets	—	652
TOTAL CURRENT ASSETS	645,107	843,217

OTHER ASSETS
Fixed assets (net of accumulated depreciation)	10,247	12,691
TOTAL OTHER ASSETS	10,247	12,691
TOTAL ASSETS	$655,354	$855,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$211,429	$195,183
Accounts payable - related party	3,156	—
Short term debt, net of discounts	235,237	—
Unearned revenue	1,434	3,443
Derivative liability	11,807	9,168
TOTAL CURRENT LIABILITIES	463,063	207,794

LONG-TERM LIABILITIES
Convertible notes payable, net of discounts	548,881	140,001
TOTAL LONG-TERM LIABILITIES	548,881	140,001
TOTAL LIABILITIES	1,011,944	347,795

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred shares, 10,000 shares with par value $0.001 authorized; no shares issued and outstanding at December 31, 2015 and December 31, 2014.	—	—
Common shares, 877,500,000 shares with par value $0.001 authorized; 108,769,514 and 83,496,530 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	108,787	83,497
Additional paid in capital	19,616,012	16,705,636
Accumulated deficit	(20,081,389)	(16,281,020)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(356,590)	508,113

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$655,354	$855,908

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF OPERATIONS

	Year ended December 31, 2015	Year ended December 31, 2014

REVENUE:
Product sales	$571,824	$1,124,994
Product sales - related party	39,600	35,947
Shipping and delivery	24,079	93,293
Total sales	635,503	1,254,234

Cost of goods sold	541,069	1,094,037
GROSS MARGIN	94,434	160,197

OPERATING EXPENSES:
Research and development	6,502	3,931
Advertising and marketing	435,390	967,164
General and administrative expenses	2,992,549	3,792,560
Total operating expenses	3,434,441	4,763,655

Loss from operations	(3,340,007)	(4,603,458)

OTHER INCOME (EXPENSE):
Interest expense	(255,372)	(1,007)
Amortization expense - notes discounts	(128,200)	—
Change in fair market value of derivative liabilities	(35,037)	1,838
Loss on equity modification	(41,753)	—
Total other income (expense)	(460,362)	831
Loss before income taxes	$(3,800,369)	$(4,602,627)
Provision for income taxes	—	—
Net loss	$(3,800,369)	$(4,602,627)

Basic and diluted loss per common share	$(0.04)	$(0.06)
Basic and diluted weighted average shares outstanding	91,278,322	77,208,523

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Total

Ending balance – December 31, 2013	72,366,667	72,367	11,969,774	(11,678,393)	363,748
Common shares issued for cash	1,818,182	1,818	998,182	—	1,000,000
Common shares issued under equity line	3,697,889	3,698	1,696,303	—	1,700,001
Common shares issued for services	4,052,759	4,053	837,655	—	841,708
Common shares issued for equity line underwriting fees	903,633	904	(904)	—	—
Common shares issued as compensation	657,400	657	397,465	—	398,122
Additional paid-in capital related to option grants	—		807,161	—	807,161
Net loss – year ended December 31, 2014	—	—	—	(4,602,627)	(4,602,627)
Ending balance – December 31, 2014	83,496,530	$83,497	$16,705,636	$(16,281,020)	$508,113

Common shares issued for cash	3,333,334	3,333	346,667	—	350,000
Common shares issued under equity line	8,550,000	8,550	621,300	—	629,850
Common shares issued for services	6,344,022	6,345	591,926	—	598,271
Common shares issued for equity line underwriting fees	2,708,656	2,724	(2,724)	—	—
Common shares issued as compensation	4,238,341	4,238	346,645	—	350,883
Common shares issued for interest payments	98,631	100	6,171	—	6,271
Additional paid-in capital related to option grants	—	—	220,960	—	220,960
Additional paid-in capital related to warrant issuances	—	—	453,046	—	453,046
Additional paid-in capital related to convertible notes beneficial conversion features	—	—	209,743	—	209,743
Additional paid-in capital related to convertible notes redemption	—	—	74,889	—	74,889
Additional paid-in capital related to equity modification	—	—	41,753	—	41,753
Net loss – year ended December 31, 2015	—	—	—	(3,800,369)	(3,800,369)
Ending Balance – December 31, 2015	108,769,514	$108,787	$19,616,012	$(20,081,389)	$(356,590)

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	Year Ended December 31, 2014

OPERATING ACTIVITIES:
Net loss	$(3,800,369)	$(4,602,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	6,020	2,204
Depreciation expense	2,444	1,983
Stock issued for compensation	350,883	398,123
Stock issued for services	598,272	841,707
Option grants expense	220,960	807,161
Change in fair market value of derivative liabilities	35,037	(1,838)
Amortization of notes payable discounts	197,905	216
Loss on equity modification	41,753	—
Change in operating assets and liabilities:
Accounts receivable	220,993	(254,022)
Inventory	69,180	(118,211)
Prepaid expenses	10,047	(8,500)
Other current assets	652	2,848
Accounts payable and accrued liabilities	19,402	(79,501)
Accrued interest	19,281	—
Unearned revenue	(2,009)	1,961
NET CASH USED IN OPERATING ACTIVITIES	(2,009,549)	(3,008,496)

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(14,674)
NET CASH USED IN INVESTING ACTIVITIES	—	(14,674)

FINANCING ACTIVITIES:
Proceeds from short term debt	325,000	—
Proceeds from short term debt - related party	500,000	—
Repayments on short term debt - related party	(500,000)	—
Proceeds from convertible notes payable	1,213,481	150,000
Repayments on convertible notes payable	(400,000)	—
Proceeds from issuance of common stock for cash	979,850	2,700,001
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,118,331	2,850,001

NET INCREASE (DECREASE) IN CASH	108,782	(173,169)

CASH, Beginning of Period	39,987	213,156

CASH, End of Period	$148,769	$39,987

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended December 31, 2015	Year Ended December 31, 2014

Cash paid during the year for:
Interest	$128,458	$15,693
Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31, 2015	Year Ended December 31, 2014

Discounts on derivative	$241,710	$11,006
Discounts on warrants	$453,046	$—
Interest paid by stock issuances	$6,271	$—
Shares issued as commitment fees - offering costs	$2,724	$904
Discounts from beneficial conversion features	$209,743	$—
Settlement of derivative liability	$274,108	$—

The accompanying notes to financial statements are an integral part of these financial statements

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents recorded for the periods ended December 31, 2015 and December 31, 2014.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the years ended December 31, 2015 and December 31, 2014, the Company wrote off accounts receivable totaling $6,020 and $2,204, respectively. There were no allowances for doubtful accounts recorded for the years ended December 31, 2015 and December 31, 2014.

Inventories
Inventories are composed of raw materials and finished goods. Our raw materials inventory is comprised of dried coffee fruit and other input components, such as labels, caps, and packaging materials. Our finished goods inventory process begins when we take possession of dried coffee fruit from coffee growers in Hawaii. We then ship the raw material to our California warehouse for storage and then send required quantities to subcontractors for value-added processing; or we ship the raw materials directly from Hawaii to the processors. For our beverage products which include coffee fruit, value-added processing then occurs whereby the dried coffee fruit is converted to liquid extract through water based extraction. The extracts are then shipped from the raw materials processors to our California warehouse or directly to our bottling contractors. The bottling contractors then add our proprietary extract to other ingredients to produce our finished goods. Our cold brew coffee is manufactured using a comparable process. Finished goods are shipped back to either our Company’s warehouse or third party transit agents and subsequently disseminated to either distributors or shipped directly to retailers. The process for production of our nutritional wellness products follows a similar manufacturing chain, but does not involve a bottling process.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Revenue Recognition
Sales revenue consists of amounts earned from customers through the sales of its finished products via wholesale and direct online retail channels. The Company also operates a branded ingredients division that sells raw material fruit powder and extracts to wholesale customers. Sales revenue is recognized when persuasive evidence of an arrangement exists, price is fixed or determinable, title to and risk of loss for the product has passed, which is generally when the products are received by the customers, and collectability is reasonably assured. Customers accept goods FOB shipping point. Goods are sold on a final sale basis and in the normal course of business the Company does not accept sales returns. In circumstances where returns are negotiated, sales returns which are accepted are returned to inventory and deducted from sales revenue.

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

No liability for unrecognized tax benefits was recorded as of December 31, 2015 and December 31, 2014.

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

As of December 31, 2015, the Company had outstanding a senior convertible note (the "VDF Note") with a balance of $453,298, net of a discount of $15,974. The Company determined the VDF Note had an embedded derivative valued at $11,807 at December 31, 2015 due to Sr. Note One having a provision which required adjustments to the conversion price to compensate for dilutive stock issuance events unrelated to the VDF Note. As of December 31, 2014, the VDF Note had a balance of $140,001, net of a discount of $10,790 and the embedded derivative liability was valued at $9,168. During the period ended December 31, 2015, $318,481 of principal was added to the VDF Note. This was comprised of $300,000 of patent license fees which were rolled over to the VDF Note and accrued interest for the year ended December 31, 2015 of $18,481.

On January 20, 2015 the Company also issued an unsecured subordinate convertible debenture with a face value of $440,000 (the "Subordinated Debenture"), which after deducting a $40,000 original issue discount ('OID'), provided funds of $400,000. The Subordinated Debenture was initially valued as having a balance of $207,074, net of a discount of $232,926. The Company determined the Subordinated Debenture initially had an embedded derivative liability valued at $232,926 due to it providing for adjustments to the conversion price. On June 5, 2015, the Company redeemed the Subordinated Debenture and paid the lender a prepayment premium of $68,929, calculated as 15% of face value principal of $440,000 plus accrued interest of $19,529, for a total redemption payment of $528,458. $5,788 of the OID was amortized to interest expense over the life of the note and the repayment of the remaining balance of $34,212 OID was recorded as an interest expense at time of redemption.
Because there was a derivative liability recorded for the Subordinated Debenture, the derivative component was marked-to-market at time of redemption and the resulting net loss of $41,182 was added to the Change in Fair Value of Derivatives for the period ended December 31, 2015.

The net amount of the Change in Fair Value of Derivatives for the period ended December 31, 2015 was a loss of $35,037, which included the loss on the derivative loss on the Subordinated Debenture and the net amount of mark-to-market value changes in the embedded derivatives liabilities of the VDF Note of $6,145 for the year ended December 31, 2015.

There are no embedded derivatives in any other notes issued by the Company.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using the treasury stock method; and convertible preferred stock and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company currently has options, warrants and convertible debt outstanding, and no convertible preferred stock has been issued. Common stock equivalents pertaining to the options, warrants and convertible debt were not included in the computation of diluted net loss per common share in these financial statements because the effect would have been anti-dilutive due to the net losses for the years ended December 31, 2015 and December 31, 2014.

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

The Company's Level 1 assets and liabilities consist of cash, accounts receivable, accounts receivable - related party, inventories net, of any inventory allowance, prepaid expenses, other current assets, accounts payable and accrued liabilities, accounts payable - related party, short term debt, net of discounts, and unearned revenue. Pursuant to ASC 820, the fair value of these assets and liabilities is determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. Level 2 assets and liabilities consist of a derivative liability arising from a convertible note payable. Pursuant to ASC 820, the fair value of this liability is determined based on Level 2 inputs, which consisted of a valuation by an accredited third party expert. We do not currently have any assets or liabilities which are classified under the criterion of Level 3.

Level components:	As of December 31, 2015		As of December 31, 2014
Cash		$148,769		$39,987
Accounts receivable		33,227		274,640
Accounts receivable - related party		18,000		3,600
Inventories, net of allowance		439,158		508,338
Prepaid expenses		5,953		16,000
Other current assets		-		652
Acc/payable and accrued liabilities		211,429		195,183
Accounts payable - related party		3,156		-
Short term debt, net of discounts		235,237		-
Unearned revenue		1,434		3,443
Level 1 total		$1,096,363		$1,041,843

Derivative liability		$11,807		$9,168
Level 2 total		$11,807		$9,168
		-		-
Level 3 total	$	Nil	$	Nil

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments which it holds.

Advertising
Costs for advertising are expensed when incurred. Advertising costs totaled $175,432 and $110,498 for the years ended December 31, 2015 and December 31, 2014, respectively. The Company also incurs marketing expenses for product promotion and investor relations which are combined with advertising to form the advertising and marketing line item in our statement of operations. Excluding advertising, these other promotional costs totaled $259,958 and $856,666 for the years ended December 31, 2015 and December 31, 2014, respectively.

Fixed Assets
Fixed assets are recorded at cost. Depreciation is calculated on a straight line method over the estimated useful lives of the various assets as follows:

ASSET	Depreciation Term

Furniture and equipment	5 - 7 years
Warehouse fixtures	10 years

During the years ended December 31, 2015 and December 31, 2014: (a) depreciation for furniture and equipment of $2,096 and $1,467 was respectively recorded; and (b) depreciation for warehouse fixtures of $348 and $516 was respectively recorded. Accumulated depreciation for all fixed assets totaled $4,427 at December 31, 2015.

Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses totaling $20,081,389 as of December 31, 2015; and has a incurred a net loss for the current year of $3,800,369. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. If necessary, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. To address these issues, on June 5, 2015 the Company entered into a new equity line share purchase agreement (the “2015 Purchase Agreement”), pursuant to which we may make sales of shares of our common stock, subject to certain limitations set forth in the 2015 Purchase Agreement. To December 31, 2015, cash proceeds from this equity line and related private placement offering of our common shares totaled $979,850. The Company also entered into five notes which raised net cash proceeds of $820,000 during the year ended December 31, 2015. Subsequent to the year ended December 31, 2015, the Company has raised an additional $235,740 from equity line sales of our common shares and $171,000 from a private placement unit offering.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – Inventory

Inventory includes raw materials and finished goods. Finished goods contain direct materials and other manufacturing costs charged directly by third party manufacturing vendors. Inventory consists of the following:

	December 31, 2015	December 31, 2014

Raw materials	$100,702	$157,839
Finished goods	338,456	350,499
Inventory allowance	—	—
Total	$439,158	$508,338

During the years ended December 31, 2015 and December 31, 2014, the Company respectively wrote down inventory by $26,760 and $49,249 to account for expired inventory which had been write-off and disposed of, and for minor manufacturing process shrinkages. The write off during the year ended December 31, 2014 included $18,732 of inventory which had been reserved in prior periods. The Company recognized $nil and $nil recovery in inventory allowance respectively for the years ended December 31, 2015 and December 31, 2014. At December 31, 2015 the Company had $nil of reserved inventory and all inventory was valued at full cost.

NOTE 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses at December 31, 2015 were comprised a prepayment $5,953 for a manufacturing run and prepaid expenses $16,000 at December 31, 2014 were comprised of prepayments to two service providers.

Other current assets at December 31, 2015 were $nil and at December 31, 2014 totaled $652 which were comprised of a manufacturing deposit of $652. During the year ended December 31, 2014 a $3,500 rental deposit was written off.

NOTE 6 – Fixed Assets

Fixed assets at December 31, 2015 and December 31, 2014 respectively comprised: (a) furniture and equipment totaling $7,639 and $9,735, net of accumulated depreciation of $3,563 and $1,467; and (b) warehouse fixtures totaling $2,608 and $2,956, net of accumulated depreciation of $864 and $516.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – Short Term Debt and Short Term Debt - Related Party

Short Term Debt

September 2015 Notes:
On September 30, 2015 ("Issuance Date"), subject to securities purchase agreements we issued two subordinated promissory notes (the “September 2015 Notes”) to two lenders (the “September 2015 Lenders”) in the aggregate amount of $250,000 (the "Original Principal"). The September 2015 Notes bear interest at 8% per annum and this amount fully accrued upon execution of the loans and added $20,000 to the balance due at Issuance Date. The principal and interest is due and payable in full on September 30, 2016 (“Maturity Date”) with monthly prepayments of 3% of the Original Principal on the fourth through sixth monthly anniversaries of the Issuance Date and monthly prepayments or 10% of the Original Principal on the seventh through eleventh monthly anniversaries of the Issuance Date. The September 2015 Notes included an aggregate $25,000 original issuance discount ("OID") which resulted in net proceeds of $225,000. The Company has the right to prepay the September 2015 Notes, pursuant to the terms thereof, at any time, provided it pays the then outstanding balance and accrued interest. The September 2015 Notes provide for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the September 2015 Notes. The interest rate shall be 18% upon the occurrence of an event of default and repayment of the note at an amount equal to 120% of the outstanding principal and interest due. The September 2015 Notes are not secured and are subordinated to senior notes issued by the Company. As an inducement for the loans, the Company granted the September 2015 Lenders five-year warrants to purchase an aggregate of 3,125,000 shares of our common stock at an exercise price of $0.08 per share valued using a Black-Scholes model at $167,788. The warrants include cashless exercise rights. At December 31, 2015, the balance on the September 2015 Notes was $125,672, including accrued interest of $20,000 and net of unamortized discounts totaling $125,612 related to the inducement warrants and an unamortized OID of $18,716. During the year ended December 31, 2015, $42,176 of the warrants discount was recorded as an amortization expense and $6,284 of the OIDs were recorded as interest expense. Subsequent to the year ended December 3, 2015, the Company has made timely payment of the payments due on the fourth to sixth monthly anniversaries of Issuance Date.

December 2015 Note:
On December 30, 2015 ("Issuance Date"), subject to a securities purchase agreement we issued a subordinated promissory note (the “December 2015 Note”) to one lender (the “December 2015 Lender”) in the aggregate amount of $110,000 (the "Original Principal"). The December 2015 Note bear interest at 8% per annum and this amount fully accrued upon execution of the loan and added $8,800 to the balance due at Issuance Date. The principal and interest is due and payable in full on December 3, 2016 (“Maturity Date”) and has a re-payment schedule which requires payments of $39,600 respectively on sixth, ninth and twelfth month anniversary dates of Issuance Date. The December 2015 Notes included an aggregate $10,000 original issuance discount ("OID") which resulted in net proceeds of $100,000. The Company has the right to prepay the December 2015 Note, pursuant to the terms thereof, at any time, provided it pays the then outstanding balance and accrued interest. The December 2015 Note provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the December 2015 Note. If there should be occurrence of an event of default, repayment of the note will be due at an amount equal to 120% of the outstanding principal and interest due.  The Note is not secured and is subordinated to senior notes issued by the Company and ranks equally with other debt issued by the Company. As an inducement for the loan, the Company issued the December 2015 Lender 500,000 restricted common shares valued at $30,050. At December 31, 2015, the balance on the December 2015 Note was $109,565, including accrued interest of $8,800 and net of unamortized OID of $9,235. During the year ended December 31, 2015, $764 of the OID was recorded as interest expense.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – Short Term Debt and Short Term Debt - Related Party

Short Term Debt - Related Party

Interim Note:
On June 5, 2015 (the “Issuance Date”), the Company issued a $500,000 note (the “Interim Note”) to a corporation affiliated with a director of the Company. This Note was classified as related party debt and had a maturity date of December 5, 2015. The Interim Note required two payments of $250,000 on the three and six month anniversaries of Issuance, allowed for re-payment at any time without penalty, and  accrued interest at 12% per annum. 1,700,000 restricted common shares of the Company were issued to the lender as an inducement fee. As security for the Interim Note, the Company’s Chief Executive Officer pledged 3,333,333 shares of the Company (the "Pledge"), which he owns, as security for the Interim Note (the "Pledge Shares"). If the Company had defaulted on the Interim Note, the portion of the Pledge Shares equivalent to the amount due would have been released to re-pay the loan. The Company made early re-payments of $50,000 on June 23, 2015 and $211,556 on August 19, 2015 as full settlement of the first installment of Interim Note, including $11,556 of accrued interest then due; and on November 24, 2015 made early repayment of the second installment totaling $253,534, including $3,534 of accrued interest then due; and on that date the Pledge was dissolved. At December 31, 2015, the balance due on the Interim Note was $nil.

NOTE 8 – Convertible Notes Payable

VDF Note:
On January 28, 2014, we entered into a patent settlement with VDF FutureCeuticals, Inc.("VDF") with respect to a prior action filed by VDF. In connection with the License Agreement and other agreements which formed the settlement, we issued a senior convertible note (the "VDF Note") to VDF, whereby we promised to pay VDF a principal amount equal to the sum of: (i) the aggregate amount of accrued and unpaid license fee payments, plus (ii) accrued interest on the VDF Note. The maturity of the VDF Note is December 31, 2018 unless accelerated pursuant to an event of default or the License Agreement is terminated and all accrued and unpaid obligations under the VDF Note have been paid. Due to its term, the VDF Note is classified as long term debt. Interest on the note is 7% per annum, subject to an adjustment to 12% for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. The VDF Note is secured through the Pledge and Security Agreement executed with VDF and is senior to any other debt issued by the Company. At any time VDF has the option to convert any principal outstanding on the VDF Note into shares of our common stock at a Conversion Price determined by the terms of the VDF Note. Key terms of the VDF Note include that: (i) VDF is granted an adjustment to the conversion price upon the issuance of shares of our common stock, stock options or other convertible securities; (ii) no indebtedness shall rank senior to the payments due under the VDF Note unless prior written consent of VDF is obtained; and (iii) payments under the VDF Note are secured by a Security Agreement. The VDF Note provides that we may, at our option, roll-over to the VDF Note quarterly $75,000 License fee payments and accrued interest. During the year ended December 31, 2015, we rolled-over License fee payments of $300,000 plus accrued interest for the year $18,481 for a total addition to the VDF Note of $318,481. During the year ended December 31, 2014, we rolled-over License fee payments of $150,000 plus accrued interest for the year of $791 for a total addition to the VDF Note of $150,791. At December 31, 2015, the VDF Note had an outstanding balance $453,298, net of a discount of $15,974 resulting from the embedded derivative; and at December 31, 2014 the outstanding balance was $140,001, net of a discount of $10,790.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Convertible Notes Payable (continued)

Originally the Conversion Price of the Senior Convertible Note was $0.65 per share. On December 19, 2014, this was adjusted to $0.6163 per share based on our issuance of stock options. On January 20, 2015 the Conversion Price was adjusted to $0.5623 based on our issuance of an unsecured subordinate convertible debenture to a third party; on June 15, 2015 the Conversion Price was adjusted to $0.5572 as the result of re-pricing of warrants issued to a third party; on September 30, 2015 the Conversion Price was adjusted to $0.4536 based on our issuance of a fixed conversion price convertible debenture to a third party, and issuances of warrants and stock to third parties; and on December 31, 2015 the Conversion Price was adjusted to $0.3823 based on our issuance of a fixed conversion price convertible debenture to a third party, and issuances of warrants and stock to third parties.

Subordinate Debenture:
On January 20, 2015, we entered into a convertible debt purchase agreement with a third party, for the issuance of up to $1,100,000 of unsecured subordinated convertible debentures (the “Subordinate Debenture”) maturing 18 months from each issuance date and the Company issued to the lender an Unsecured Subordinate Debenture with a face value principal amount of $440,000 (which includes $40,000 in original issue discount) for $400,000 in cash. Due to its term, the Unsecured Subordinate Debenture was classified as short term debt. The Unsecured Subordinate Debenture was initially valued as having a balance of $207,074, net of a discount of $232,926. The Company determined this note initially had an embedded derivative liability valued at $232,926 due to the convertible note agreement providing for adjustments to the conversion price. On June 5, 2015, the Company redeemed this note and paid the lender a prepayment premium of $68,929, calculated as 15% of face value principal of $400,000 plus accrued interest and OID of $59,529, for a total redemption payment of $528,458. Because there was a derivative liability recorded for this note, the derivative component of the note was marked-to-market at time of redemption and the resulting net loss of $41,182 was recorded at redemption as an amortization expense. $5,788 OID was amortized to interest expense over the life of the note and the repayment of the remaining $34,212 OID was recorded as an interest expense at time of redemption. Repayment of the Unsecured Subordinate Debenture effected a termination of the Convertible Debt Purchase Agreement. This variable rate convertible debenture is now repaid in full and extinguished.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Convertible Notes Payable (continued)

LPC Note One:
On August 18, 2015, we issued a Senior Convertible Note (“LPC Note One”) to a third party ("LPC") in the amount of $250,000. LPC Note One was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016 (the “Maturity Date”). Due to its term, the Convertible Note is classified as long term debt. Interest may be paid via issuance of the Company’s common stock if the Company meets certain conditions that would allow the issuance of the Company’s common stock without any trading restrictions. For the period ended December 31, 2015 $4,688 of accrued interest was paid via issuance of 66,964 restricted common shares priced at the Conversion Price of LPC Note One of $0.07 per clause 2(a) of LPC Note One. LPC Note One has a $25,000 original issuance discount ("OID") which resulted in net proceeds of $225,000. The Company has the right to prepay LPC Note One, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note One provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note One. LPC Note One is not secured and is subordinated to the VDF Note, ranks equally with LPC Note Two, and ranks above other debt issued by the Company. The principal amount of LPC Note One and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.07 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note One. At no time may LPC Note One be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. As an inducement for the loan, the Company granted LPC a six year warrant to purchase 3,750,000 shares of our common stock at an exercise price of $0.10 per share valued using a Black-Scholes model at $277,014. At issuance date, LPC Note One also included a beneficial conversion feature ("BCF") of $107,143 because the exercise price of LPC Note One was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note One was capped at $117,857, resulting in a total discount of $225,000. This warrant has a cashless exercise right. At December 31, 2015, the recorded balance on LPC Note One was $67,365, net of an unamortized discount of $164,372 and an unamortized OID of $18,263. During the year ended December 31, 2015, $60,628 of the  discount was recorded as an amortization expense and $6,737 of the OID was recorded as interest expense.

LPC Note Two:
On November 23, 2015, we issued a Senior Convertible Note (“LPC Note Two”) to a third party ("LPC") in the amount of $300,000. LPC Note Two was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016 (the “Maturity Date”). Due to its term, the Convertible Note is classified as long term debt. Interest may be paid via issuance of the Company’s common stock if the Company meets certain conditions that would allow the issuance of the Company’s common stock without any trading restrictions. For the period ended December 31, 2015 $1,583 of accrued interest was paid via issuance of 31,667 restricted common shares priced at the Conversion Price of LPC Note Two of $0.05 per clause 2(a) of LPC Note Two. LPC Note Two has a $30,000 original issuance discount ("OID") which resulted in net proceeds of $270,000.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Convertible Notes Payable (continued)

The Company has the right to prepay LPC Note One, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note Two provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note Two. LPC Note One is not secured and is subordinated to the VDF Note, ranks equally with LPC Note One, and ranks above other debt issued by the Company. The principal amount of LPC Note Two and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.05 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note Two. At no time may LPC Note Two be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. As an inducement for the loan, the Company granted LPC a six year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.07 per share valued using a Black-Scholes model at $253,098. At issuance date, LPC Note Two also included a beneficial conversion feature ("BCF") of $102,600 because the exercise price of LPC Note Two was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note Two was capped at $167,400, resulting in a total discount of $270,000. This warrant has a cashless exercise right. At December 31, 2015, the recorded balance on LPC Note Two was $28,218, net of an unamortized discount of $244,604 and an unamortized OID of $27,178. During the year ended December 31, 2015, $25,396 of the  discount was recorded as an amortization expense and $2,822 of the OID was recorded as interest expense.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – Derivatives

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

The following table summarizes the convertible debt derivative activity for the period ending December 31, 2015:

Description	Convertible Notes	Total
Fair Value at December 31, 2013	$—	$—
Increase due to issuance of senior convertible debenture	11,006	11,006
Change in Fair Value	(1,838)	(1,838)
Fair Value at December 31, 2014	$9,168	$9,168
Increase due to issuance of subordinate convertible debenture	241,710	241,710
Reduction due to redemption of subordinate convertible debenture	(274,108)	(274,108)
Change in Fair Value	35,037	35,037
Fair Value at December 31, 2015	$11,807	$11,807

For the year ended December 31, 2015 the change in the fair market value of the derivative liability of $35,037 was recorded as Other Expense. For the year ended December 31, 2014, the change in the fair market value of the derivative liability of $(1,838) were recorded as Other Income.

The lattice methodology was used to value the derivative liabilities related to the convertible notes, with the following assumptions.

Assumptions:	December 31, 2015	December 31, 2014

Dividend yield	0.00%	0.00%
Risk-free rate for term	1.31%	1.65%
Volatility	133%	117%
Maturity dates	3 years	4 years
Stock Price	$0.055	$0.141

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – Related Party Transactions

During the years ended December 31, 2015 and December 31, 2014, related party transactions included:

Chief Executive Officer, Director, Board Chair
For the year ended December 31, 2015: (i) cash compensation of $130,000; (ii) Black-Scholes expense amortization of $220,960 related to 2,500,000 options granted on December 19, 2014 of which 750,000 vested on June 30, 2015 and 750,000 vested on December 31, 2015; and (iii) the loan of two vehicles by the CEO to the Company for the sole use by two sales staff in return for the Company providing $37,421 toward lease and loan payments on the vehicles. For the year ended December 31, 2014: (i) cash compensation of $130,000; (ii) issuance of 250,499 shares as past services compensation at $0.627 per share, totaling $157,063; (iii) cancelation of December 12, 2013 option grant totaling 1,000,000 unvested options; and (iv) Black-Scholes expense recording and amortization totaling $159,825 related to 2,500,000 options granted on December 19, 2014 (1,000,000 of which vested immediately and  750,000 which vested on each of June 30, 2015 and December 31, 2015).

President and Chief Operating Officer
For the period ended December 31, 2015: (i) cash compensation, including COBRA benefits, of $116,526 for the period from August 10 (employment start date) to December 310, 2015; (ii) issuance on August 10, 2015 of a signing bonus of 1,333,333 restricted common shares at $0.107 per share for aggregate deemed compensation of $142,667; (iii) issuance on October 2, 2015 of 502,283 restricted common shares at $0.078 per share for aggregate deemed compensation of $39,178; and (iv) issuance on December 31, 2015 of 1,262,047 restricted common shares at $0.05448 per share for aggregate deemed compensation of $68,750. At December 31, 2015, the Company had an account payable of $3,156 due to the President & COO for expenses related to the year ended December 3,1 2015. For the year ended December 31, 2014: n/a.

Chief Financial Officer, Secretary and Treasurer
For the year ended December 31, 2015: (i) cash compensation of $125,000; (ii) issuance on April 30, 2015 of 131,579 restricted common shares at a price of $0.19 per share for aggregate deemed compensation of $25,000; (iii) issuance on July 9, 2015 of 320,513 restricted common shares at $0.1102 per share for aggregate deemed compensation of $25,000; (iv) issuance on October 2, 2015 of 320,513 restricted common shares at $0.078 per share for aggregate deemed compensation of $25,000; and (v) issuance on December 31, 2015 of 458,926 restricted common shares at $0.05448 per share for aggregate deemed compensation of $25,000. For the year ended December 31, 2014: (i) cash payment of consulting fees of $22,500 for services provided from January 1 to March 17, 2014; (ii) cash compensation of $76,500 for period from March 18 to December 31, 2014; (ii) issuance on April 15, 2014 of 50,000 shares at $0.80 per share for aggregate deemed compensation of $40,000; (iii) issuance on August 19, 2014 of 25,000 shares at $0.373 per share for aggregate deemed compensation of $9,325; and (iv) Black-Scholes expense recording of $114,236 for 750,000 options granted on December 19, 2014 which vested immediately. Share payments and options grants were executed by issuances to Mr. Dawe's holding company GBG Management Services Inc.

Former Vice-President and Chief Operating Officer
For the year ended December 31, 2015: n/a. For the year ended December 31, 2014: (i) Compensation and termination settlement of $47,613 for period of May 1 to August 14, 2014; and (ii) issuance of 25,000 shares as compensation at $0.62 per share, totaling $15,000.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – Related Party Transactions (continued)

Former Chief Financial Officer, Secretary and Treasurer; spouse of President and CEO
For the year ended December 31, 2015: cash compensation of $3,875 for accounting services. For the year ended December 31, 2014: (i) cash compensation as CFO of $23,175 from January 1 to March 17, 2014; (ii) cash compensation as employee of $20,325 for period from March 18 to December 31, 2014; (iii) cancelation of December 12, 2013 option grant of 1,000,000 options which fully vested on grant date; and (v) Black-Scholes expense recording of $152,314 for 1,000,000 options granted on December 19, 2014 which vested immediately.

(Currently serving) Director; (former) Chief Scientific Officer
For the year ended December 31, 2015: cash compensation or $4,000 for consulting services. For the year ended December 31, 2014: (i) Payment of $60,000 as the final installment of CSO contract buy-out negotiated during fiscal 2013; (ii) issuance of 83,167 shares for past services compensation as director at $0.627 per share, totaling $51,146; (iii) cancelation of December 12, 2013 option grant totaling 1,000,000 unvested options; and (iv) Black-Scholes expense recording of $152,314 for 1,000,000 options granted on December 19, 2014 which vested immediately.

Independent Director One:
For the year ended December 31, 2015: payment of $19,447 as interest and issuance of 1,700,000 restricted common shares at $0.1402/share as an inducement fee of $238,340 for a short term loan of $500,000 to the Company. For the year ended December 31, 2014: (i) issuance of 83,167 shares for past services compensation as director at $0.627 per share, totaling $51,146; (ii) cancelation of January 7, 2014 option grant totaling 750,000 options; and (iii) Black-Scholes expense recording of $114,236 for 750,000 options granted on December 19, 2014 which vested immediately.

Independent Director Two:
For the year ended December 31, 2015: $39,600 of revenue was derived from product sales to a company owned by Independent Director Two and at December 31, 2015 the Company had an account receivable due of $18,000 related to these sales. For the year ended December 31, 2014: (i) issuance of 83,167 shares for past services compensation as director at $0.627 per share, totaling $51,146; (ii) Black-Scholes expense recording of $114,236 for 750,000 options granted on December 19, 2014 which vested immediately; and (iii) $35,947 of revenue was derived from product sales to a company owned by Independent Director Two and at December 31, 2014 the Company had an account receivable due of $3,600 related to these sales.

At December 31, 2015 and December 31, 2014, the Company had related party accounts payable of $nil and $nil, respectively; and shareholder loans of $nil and $nil, respectively.

NOTE 11 – Equity

Overview:

Our authorized capital stock consists of 877,500,000 shares of common stock, with a par value of $0.001 per share; and 10,000 shares of preferred stock at a par value of $0.001. The holders of common stock have dividend rights, liquidation rights and voting rights of one vote for each share of common stock. There are no preferred shares issued and outstanding and the terms of any future preferred shares issuances will be as determined by the Board of Directors. As of December 31, 2015, there were 108,769,514 shares of our common stock issued and outstanding.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Equity (continued)

2015 Share Transactions

On February 6, 2015 we issued 600 restricted common shares at $0.0752 per share to an employee ("Employee One") for compensation. These share issuances were issued based on market close price on issue date for deemed payments totaling of $45. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 6, 2015, we issued 11,000 restricted common shares at $0.0752 per share to a professional athlete ("Ambassador One") for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $827. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 30, 2015 we issued 131,579 restricted common shares at $0.19 per share as compensation to our CFO. These shares were valued per terms of his compensation agreement for aggregate deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 1, 2015, we issued 300,000 restricted common shares to a third party for professional services rendered, such issuance which was valued at $0.20 per share for a deemed aggregate proceeds of $60,000, such grant being valued based on market close price on issue date. These shares were issued to one U.S. person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On June 9, 2015 we issued 1,200 restricted common shares at $0.14 per share to Employee One for compensation. These share issuances were issued based on market close price on issue date for deemed payments totaling of $168. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Equity (continued)

2015 Equity Line: On June 16, 2015, we entered into a $10,250,000 purchase agreement (the "2015 Purchase Agreement") and registration rights agreement (the "2015 Registration Rights Agreement") (collectively the "2015 Equity Line") with an Illinois limited liability company ("LPC"). As part of the 2015 Equity Line, on June 15, 2015, the Company amended a warrant which had been issued to LPC on January 27, 2014, to modify the exercise price from $0.65 to $0.15. The fair value of this warrant re-pricing was calculated based on the difference between Black Scholes option pricing model valuations on original grant date of January 27, 2014 and re-pricing date of June 15, 2015. This expense was recorded as a loss on equity modification of $41,753, with an offset to additional paid in capital. Upon signing the 2015 Purchase Agreement, LPC purchased 1,666,667 shares of our common stock at $0.15 per share for proceeds of $250,000 as an initial purchase under the agreement. These shares were issued to a U.S. person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. Subsequently, under the terms of the 2015 Registration Rights Agreement, we filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) covering the initially issued shares and subsequent shares that may be issued to LPC. This Form S-1 was filed on July 6, 2015 and was deemed Effective by the SEC on July 16, 2015. Under the 2015 Equity Line we have the right, in our sole discretion, over a 30-month period to sell up to an additional $10 million of our common stock to LPC in amounts from up to 150,000 shares per sale to up to 350,000 shares per sale, depending on certain conditions as set forth in the 2015 Purchase Agreement. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of shares of Common Stock sold pursuant to the 2015 Purchase Agreement will be based on prevailing market prices of our Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to LPC. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the 2015 Purchase Agreement. LPC shall not have the right nor the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below the floor price as set forth in the 2015 Purchase Agreement. The 2015 Equity Line may be terminated by us at any time at our discretion without any monetary cost to us. The 2015 Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock. In consideration for entering into the 2015 Equity Line, we issued to LPC 2,666,667 shares of our common stock as a commitment fee and may issue up to an additional 666,666 shares as commitment fees pro rata if and when we sell to LPC up to an additional $10 million of our common stock. The 2015 Equity Line  may be terminated by us at any time at our discretion without any monetary cost to us. Actual sales of shares of Common Stock to LPC under the 2015 Equity Line will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Common Stock and determinations by the Company as to available and appropriate sources of funding for the Company and its operations. During the period ended December 31, 2015 we issued 8,550,000 sale shares and 41,989 per sale commitment shares under the 2015 Equity Line for aggregate cash proceeds of $629,850. Proceeds received by the Company are used for general corporate purposes.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Equity (continued)

On June 30, 2015, 1,666,667 shares of restricted common shares were issued to investor, unrelated to LPC, under a securities purchase agreement dated June 30, 2015 at a price of $0.06 per share for aggregate proceeds of $100,000. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. These shares were included in the Registration Statement on Form S-1 filed on July 6, 2015,which was made Effective by the SEC on July 16, 2015.

On July 6, 2015, we issued 6,025 restricted common shares at $0.1188 per share to Ambassador One for professional athlete endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $716. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 9, 2015 we issued 226,860 restricted common shares at $0.1102 per share as compensation to our CFO. These shares were valued per terms of his compensation agreement for aggregate deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On August 11, 2015, we issued 1,333,333 restricted common shares to our new President & Chief Operating Officer at $0.107. These shares were valued based on market close price on issue date for deemed proceeds of $142,667. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 15, 2015, we issued 1,000 restricted common shares at $0.075 per share to Employee One for compensation. These share issuances were issued based on market close price on issue date for deemed payments totaling of $75. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 18, 2015, we issued 26,000 restricted common shares at $0.0901 per share to a consultant for services rendered. These share issuances were issued based on market close price on issue date for deemed payments totaling of $2,343. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 24, 2015, we issued 12,500 restricted common shares at $0.0829 per share to a professional athlete ("Ambassador Two") for endorsement services rendered. These share issuances were issued based on market close price on issue date for deemed payments totaling of $1,036. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Equity (continued)

On September 30, 2015, we issued 9,000 restricted common shares at $0.078 per share to Ambassador One for endorsement services rendered. These share issuances were issued based on market close price on issue date for deemed payments totaling of $702. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2015, we issued 50,000 restricted common shares at $0.078 per share to a consultant for services rendered. These share issuances were issued based on market close price on issue date for deemed payments totaling of $3,900. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2015 we issued 320,513 restricted common shares at $0.078 per share as compensation to our CFO. These shares were valued per terms of his compensation agreement for aggregate deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On September 30, 2015 we issued 502,283 restricted common shares at $0.078 per share as compensation to our President & COO. These shares were valued per terms of his compensation agreement for aggregate deemed compensation totaling $39,178. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended..

On October 20, 2015, we issued 348,472 restricted common shares at an agreed price of $0.0699 per share for aggregate deemed compensation of $24,358 to a beverage distributor per terms of a services agreement. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 21, 2015, we issued 1,381,025 restricted common shares at a contractually agreed price of $0.07241 per share for aggregate deemed compensation of $100,000 to a service provider ("Service Provider") for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 27, 2015, we issued 2,000,000 restricted common shares at a contractually agreed price of $0.068 per share for aggregate deemed compensation of $136,000 to Service Provider for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Equity (continued)

On December 3, 2015, we issued 500,000 restricted common shares valued market close price on date of issue at $0.0601 for aggregate deemed proceeds of $30,050 to a lender as a fee for a loan to the Company. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 8, 2015, we issued to LPC: (a) 66,964 restricted common shares valued at the LPC Note One Conversion Price of $0.07 for interest of $4,688 accrued on LPC Note One to December 31, 2015; and (b) 31,667 restricted common shares valued at the LPC Note Two Conversion Price of $0.05 for interest of $1,583 accrued on LPC Note Two to December 31, 2015. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 31, 2015 we issued 458,926 restricted common shares at $0.05448 per share as compensation to our CFO. These shares were valued per terms of his compensation agreement for aggregate deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On December 31, 2015 we issued 1,262,047 restricted common shares at $0.05448 per share as compensation to our President & COO. These shares were valued per terms of his compensation agreement for aggregate deemed compensation totaling $68,750. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended..

2014 Share Transactions

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Equity (continued)

2014 Equity Line: On February 3, 2014, we entered into an Equity Line Agreement and a Registration Rights Agreement with  an Illinois limited liability company ("LPC"), pursuant to which we have the right to sell to LPC up to $12,000,000 in shares of our common stock, subject to certain limitations set forth in the 2014 Equity Line Agreement. The Term of the 2014 Equity Line was thirty months and shares under the 2014 Equity Line were registered with the SEC in a Form S-1 which was deemed Effective on May 8, 2014. The 2014 Equity Line is no longer effective due to our stock being below the floor price and because the Form S-1 has now become stale. In consideration for entering into the Equity Line Agreement, we issued LPC 872,727 common shares as a commitment fee and could issue up to 218,182 additional shares on a per share basis. During the year ended December 31, 2014, we issued 30,906 additional commitment shares during 17 transactions. The cost of the 903,633 shares issued for 2014 Equity Line underwriting fees were recorded as an addition of $904 to common stock and a subtraction of $904 from Additional Paid in Capital. During the year ended December 31, 2014 we issued 3,697,889 shares under the Equity Line for aggregate proceeds of $1,700,001.

On April 14, 2014, we issued 50,000 restricted shares at $0.80 closing market price per share to a consultant ('CFO consultant') for aggregate deemed compensation totaling $40,000. These shares were issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 1, 2014, 25,000 restricted common shares were issued to our former Vice President & Chief Operating Officer as a signing bonus at a price of $0.62 per share based on market close price on issue date, for aggregate deemed compensation of $15,500. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On August 19, 2014, we issued 25,000 restricted shares at $0.373 closing market price per share to CFO consultant for aggregate deemed compensation totaling $9,325. These shares were issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On October 1, 2014, 50,000 restricted common shares were issued to an employee for prior services rendered at a price of $0.3449 based on market close price on issue date for deemed compensation of $17,245. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Equity (continued)

On October 1, 2014, 7,400 restricted common shares were issued to Employee One for prior services rendered at a price of $0.3449 based on market close price on issue date for deemed compensation of $2,552. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 21, 2014, we issued 352,759 restricted common shares at a contractually agreed price of $0.2835 per share for aggregate deemed compensation of $100,000 to a service provider ("Service Provider") for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 1, 2014, we issued 2,000,000 restricted common shares at $0.251 closing market price for aggregate deemed compensation of $502,000 to Service Provider for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 31, 2014, we issued 1,700,000 restricted common shares at $0.141 closing market price for aggregate deemed compensation of $239,700 to Service Provider for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Warrants

2015
On June 15, 2015, as part of the 2015 Equity Line the Company amended 1,136,364 warrants (the "January 27, 2014 Warrants") which had been issued to LPC on January 27, 2014, to modify the exercise price from $0.65 to $0.15. None of these warrants have yet been exercised. The fair value of this warrant re-pricing was calculated based on the difference between Black Scholes option pricing model valuations on original grant date of January 27, 2014 and re-pricing date of June 15, 2015. This expense was recorded as a loss on equity modification of $41,753, with an offset to additional paid in capital.

On August 18, 2015, as an inducement for execution of LPC Note #1, the Company granted LPC six year warrants (the "August 18, 2015 Warrants") to purchase 3,750,000 shares of restricted common stock at an exercise price of $0.10 per share. Because these warrants are related to issuance of debt, the value of the warrant was required to be recorded as a discount to LPC Note #1 with an offset to additional paid in capital. The original costing of the warrants using a Black-Scholes option pricing model was $277,014, but this amount was reduced to a discount of $117,857 based on the net amount of the face value of the LPC Note #1 of $250,000, less the OID of $25,000, less the BCF of $107,143. These warrants include a cashless exercise right and have the same ownership limitation included in LPC Note #1. None have yet been exercised.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Equity (continued)

On September 30, 2015, as an inducement for execution of the September 2015 Notes, the Company granted the September 2015 Lenders five-year warrants (the "September 30, 2015 Warrants") to purchase an aggregate of 3,125,000 shares of our common stock at an exercise price of $0.08 per share. These warrants include cashless exercise rights and none have yet been exercised. Because these warrants were related to issuance of debt, the value of the warrants based on a Black-Scholes option pricing model was required to be recorded as a discount of $167,788 to the September 2015 Notes with an offset to additional paid in capital.

On November 23, 2015, as an inducement for execution of LPC Note #2, the Company granted LPC six year warrants (the "November 23, 2015 Warrants") to purchase 5,000,000 shares of restricted common stock at an exercise price of $0.07 per share. Because these warrants are related to issuance of debt, the value of the warrants was required to be recorded as a discount to LPC Note #2 with an offset to additional paid in capital. The original costing of the warrants using a Black-Scholes option pricing model was $253,098, but this amount was reduced to a discount of $167,400 based on the net amount of the face value of the LPC Note #1 of $300,000, less the OID of $30,000, less the BCF of $102,600. These warrants include a cashless exercise right and has the same ownership limitation included in LPC Note #2. None have yet been exercised.

2014
On January 27, 2014, we issued 681,818 units to an investor in a non-brokered private placement at a purchase price of $0.55 per unit for gross proceeds of $375,000. Each unit was comprised of one common share and one six year warrant exercisable into one common share at a price of $0.65 per share. None of these warrants have yet been exercised.

On January 27, 2014, we issued 1,136,364 units to LPC in a non-brokered private placement at a purchase price of $0.55 per unit for gross proceeds of $625,000. Each unit was comprised of one common share and one six year warrant exercisable into one common share at a price of $0.65 per share. None of these warrants have yet been exercised. As referenced in the above information regarding 2015, on June 15, 2015, as part of the 2015 Equity Line the Company amended 1,136,364 warrants which had been issued to LPC on January 27, 2014, to modify the exercise price from $0.65 to $0.15.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Equity (continued)

The fair valuations for warrants which were required to be valued were done on date of grant using a Black Scholes option pricing model with the following assumptions:

Warrant	Risk free rate*	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price

November 23, 2015 Warrants	0.85%	0.0%	2.0 years	89%	6.0 years	$0.17	$0.17
September 30, 2015 Warrants	1.37%	0.0%	2.0 years	89%	5.0 years	$0.08	$0.08
August 18, 2015 Warrants	1.78%	0.0%	2.0 years	89%	6.0 years	$0.10	$0.10
January 27, 2014 Warrants (re-priced)	1.56%	0.0%	2.0 years	91%	4.65 years	$0.15	$0.14
January 27, 2014 Warrants (original)	1.56%	0.0%	2.0 years	91%	4.65 years	$0.65	$0.14
October 4, 2013 Warrants	1.40%	0.0%	5 years	429%	1.5 years	$0.65	$0.65
*(based on US Treasury Constant Maturities matching estimated life)

The following table summarizes the Company’s warrant activity for the years ended December 31, 2015 and December 31, 2014:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)*		Intrinsic Value**

Outstanding at December 31, 2013	3,966,666	$0.65	2.79	$	Nil
January 27, 2014 - Granted with Units	1,818,182	0.65	4.08		Nil
Outstanding at December 31, 2014	5,784,848	$0.63	3.20	$	Nil
August 18, 2015 - Granted for loan fee	3,750,000	0.10	5.64		Nil
September 30, 2015 - Granted for loan fee	3,125,000	0.08	4.75		Nil
November 23, 2015 - Granted for loan fee	5,000,000	0.07	5.90		Nil
Outstanding at December 31, 2015	17,659,848	$0.24	4.76	$	Nil

*  (remaining term as of December 31, 2015)
**(intrinsic value based on the closing share price of $0.055 on December 31, 2015)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Equity (continued)

Options:

On November 25, 2013, the Company issued 250,000 three year options (the "November 25, 2013 Options") to purchase 250,000 restricted shares of common stock to a consultant ("Consultant") for past services rendered. The options vested immediately and are exercisable at $0.70 per share. The cost of these options was recorded as $173,806 at November 25, 2013 using a Black-Scholes option pricing model based on inputs shown in the table below.

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

On December 19, 2014, 6,750,000 options (the "December 19, 2014 Options") were granted under the Stock Option Plan. Black-Scholes valuation costs for these options were recorded as follows based on the input factors detailed in the table below: (1) During the year ended December 31, 2014: (a) expensing of $152,314 for 1,000,000 five year options granted to CEO exercisable at $0.17 per share which vested immediately; (b) 2014 service period amortization of $7,511 for 1,500,000 options granted to CEO exercisable at $0.17 per share of which 750,000 vest on June 30, 2015, and 750,000 vest on December 31, 2015; (c) expensing of $152,314 each for individual grants of 1,000,000 five year options each granted to Director One and Employee exercisable at $0.17 per share which vested immediately; (d) expensing of $114,236 each for individual grants of 750,000 five year options each granted to Director Two, Director Three, and CFO exercisable at $0.17 per share which vested immediately; and (2) During the year ended December 31, 2015: $220,960 for 2015 service period amortization for 1,500,000 options granted to CEO December 19, 2014 of which 750,000 vested on June 30, 2015; and 750,000 of which vested on December 31, 2015.

The expensing and amortization of all options grants have been credited to Additional Paid-In Capital.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Equity (continued)

The fair valuations for outstanding options were done on date of grant using a Black Scholes option pricing model with the following assumptions:

Option	Risk free rate*	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price

December 19, 2014 Options	0.85%	0.0%	2.5 years	205%	2.5 years	$0.17	$0.17
November 25, 2013 Options	0.57%	0.0%	3 years	34%	1.0 years	$0.70	$0.72
*(based on US Treasury Constant Maturities matching estimated life)

A summary of changes in outstanding stock options for the year ended December 31, 2015 and December 31, 2014 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Intrinsic Value**

Outstanding at December 31, 2013	3,250,000	$0.901	0.701	$-
January 7, 2014 – Grant to director	750,000	-	-	-
December 19, 2014 - Cancellations	(3,750,000)	-	-	-
December 19, 2014 - Grants to directors, officers and employee	6,750,000	0.17	4.97	nil
Outstanding at December 31, 2014	7,000,000	$0.19	3.86	$-
(no option issuances were made in 2015)	-	-	-	-
Outstanding at December 31, 2015	7,000,000	$0.19	3.86	$-

*  (remaining term as of December 31, 2015)
**(intrinsic value based on the closing share price of $0.055 on December 31, 2015)
1 (Weighted average price and term for 2013 Outstanding Balance is based on 250,000 non-cancelled options issued in 2013)

The following table summarizes information about the options outstanding at December 31, 2015:

	Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*

$0.70	250,000	$0.70	$nil	0.90	250,000	$0.70	$nil	0.90
$0.17	6,750,000	$0.17	$nil	3.97	6,750,000	$0.17	$nil	3.97
Totals	7,000,000	$0.19	$nil	3.86	7,000,000	$0.19	$nil	3.86

*  (remaining term as of December 31, 2015)
**(intrinsic value based on the closing share price of $0.055 on December 31, 2015)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – Commitments and Contingencies

Lease
Our company shares a lease for a 10,000 square foot facility in San Clemente, California, with Malie, Inc., (“Malie”) a company owned by our CEO and his spouse, who is the CEO of Malie. The current lease has a term of June 1, 2014 to May 31, 2016 and presently requires total lease payments of $10,139 per month, of which the Company's portion is $7,790 per month. On February 25, 2016, the Company and Malie extended the lease for an additional 24 month term and committed to total lease payments of $10,466 for June 1, 2016 to May 31, 2017 and $10,793 for June 1, 2017 to May 31, 2018. The Company's portion of payments under the extended term arrangements are $6,461 for June 1, 2016 to May 31, 2017 and $6,663 for June 1, 2017 to May 31, 2018. For the year ended December 31, 2015 our Company paid a total of $92,479 (averaging $7,707 per month) of the total lease expense of $120,360 (averaging $10,030 per month). For the year ended December 31, 2014, our Company paid a total $90,471 (averaging $7,539 per month) of the total lease expense of $117,744 (averaging $9,812 per month).

Total remaining commitments due under the lease include:

Year	Amount
2016	$123,957
2017	$127,227
2018	$53,965
2019 and thereafter	$Nil

Litigation
On December 30, 2015, our former beverage distributor, Splash Beverage Group ('SBG'), filed the following action in Broward County Circuit Court, Florida: Splash Beverage Group, Inc. v. KonaRed Corporation Case No. 15-022541 CACE 09 regarding the Company's cancellation of the beverage distribution agreement ("CDA") and the sales and marketing agreement ('SMA") the parties had executed on April 23, 2014. The Company had cancelled the SMA on September 16, 2015 and the CDA on September 23, 2015. The Company believes SBG's allegations are both factually and legally unfounded and the likelihood of a material loss in this matter is considered to be remote and any damages the Company may pay are not currently estimable.

On September 22, 2015 we settled a claim from two related parties that a service provider engaged by SBG to provide social media postings services to the Company had violated the copyrights of two related clients regarding certain pictures used by the service provider. We had received this claim on March 27, 2015 and settled the matter for a net payment of $75,000, of which the Company's insurance providers paid $59,000 and the company paid $16,000.

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company’s business activities. As of the date of these financial statements, other than the aforementioned contingency we know of no threatened or pending lawsuits, claims or other similar contingencies.

VDF Agreements
On January 28, 2014 we entered into a coffee fruit patent license, Coffeeberry® trademark license and raw materials supply agreement (the "License Agreement") with VDF FutureCeuticals, Inc. ("VDF"). This arrangement included a settlement agreement (the "Settlement Agreement") and is structured on a series of agreements to settle claims asserted by and against the parties with respect to an action filed by VDF against our predecessor company SITC; and resolve a petition for cancellation of certain trademark registrations filed by SITC. Copies of the agreements which formed the settlement were included with our filing of a Current Report on Form 8-K on February 3, 2014. A summary of each agreement is as follows:

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – Commitments and Contingencies (continued)

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

The License Agreement requires us to make quarterly payments, which may be a base amount (an "Alternative Minimum Payment", or "AMP"), or be grossed up to a higher amount subject to our use of rights under the License. The amount and schedule for the remaining AMPs is as follows:

Three Month Period Ended	Due Date	Amount

March 31, 2016	May 15, 2016	$75,000
June 30, 2016	August 14, 2016	$100,000
September 30, 2016	November 14, 2016	$100,000
December 31, 2016	February 14, 2017	$100,000
March 31, 2017	May 15, 2017	$100,000
June 30, 2017	August 14, 2017	$100,000
September 30, 2017	November 14, 2017	$100,000
December 31, 2017	February 14, 2018	$100,000
March 31, 2018	May 15, 2018	$100,000
June 30, 2018	August 14, 2018	$125,000
September 30, 2018	November 14, 2018	$125,000
December 31, 2018	February 14, 2019	$125,000
March 31, 2019	May 15, 2019	$125,000
Each quarter end thereafter	45 days after each quarter end	$150,000

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – Commitments and Contingencies (continued)

AMP's are due forty five days after the end of each reporting period and we may rollover AMPs to the VDF senior convertible note (the "VDF Note"). During the year ended December 31, 2015, we rolled over four AMPs to VDF Note and during the year ended December 31, 2014, we made one cash license payment and rolled over three AMPs to the VDF Note.

3.  VDF Note
The VDF Note is a senior convertible note with a maturity date of December 31, 2018. Payment requirements are accelerated: (i) pursuant to an event of default; or (ii) if the License Agreement is terminated. Interest on the Senior Convertible Note is 7% per annum, subject to adjustment to 12% for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. No indebtedness of our company shall rank senior to the payments due under the VDF Note unless prior written consent of VDF is obtained; and payments under the note are secured by the Security Agreement as described below. At any time and at the option of VDF, any principal outstanding under the VDF Note may be converted into restricted common shares of the Company based on the terms of the VDF Note. As described above in Note 8 - Long Term Debt, the conversion price of the VDF Note is presently $0.3823 per share.

4.  Pledge and Security Agreement
Under the Pledge and Security Agreement, we pledged collaterally assigned and granted to VDF a security interest in all of our right, title and interest, whether now owned or hereafter acquired, in and to our Company’s property to secure the prompt and complete payment and performance of obligations existing under any of the agreements.

5.  Warrant
We issued VDF a warrant (the "VDF Warrant") entitling VDF, from any time after the occurrence of a Warrant Exercise Event until the fifteenth anniversary of the issuance of the VDF Warrant, to purchase from our Company, shares of our common stock representing ten percent (10%) of our fully diluted outstanding shares of common stock at a purchase price of $0.001 per share. A Warrant Exercise Event comes into being if any of the following events occur:

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – Commitments and Contingencies (continued)

6.  Registration Rights Agreement
Under the Registration Rights Agreement we granted VDF, or an assignee, demand registration rights and incidental registration rights with respect to: (i) any shares of our common stock issued upon conversion of the VDF Note; (ii) any shares of our common stock issued upon exercise of the VDF Warrant; and (iii) any shares of our common stock acquired by VDF or an assignee from our Company after the date of the Registration Rights Agreement upon exercise or conversion of other convertible securities that are acquired by VDF or an assignee from our Company after the date of the Registration Rights Agreement. Pursuant to VDF’s demand registration right, at any time or from time to time, a holder or holders holding a majority of registrable securities then outstanding may require our Company to use our best efforts to effect the registration under the Securities Act of 1933, as amended, of all or part of their respective registrable securities (subject to any limits that may be imposed by the Securities and Exchange Commission pursuant to Rule 415 under the Securities Act), by delivering a written request to our company. In addition to the registration rights granted to VDF, there are restrictions on our granting of registration rights to other parties.

7.  Investor Rights Agreement
Under the Investor Rights Agreement VDF has the right to designate that number of nominees to our board of directors such that the total number of directors designated by VDF is in proportion to its percentage ownership of the outstanding voting power of the Company. From and after the date of the Investor Rights Agreement and until such time as: (i) the VDF Note has terminated; (ii) the VDF Warrant has terminated or been exercised; and (iii) VDF’s percentage interest is less than 1%, if VDF does not have a designee on our board of directors, VDF shall have the right to appoint one individual as a non-voting observer entitled to attend meetings of our board of directors. Also pursuant to the Investor Rights Agreement, for so long as: (i) the VDF Note remains outstanding, (ii) the VDF Warrant remains outstanding, or (iii) VDF owns a percentage interest equal or greater to 10%, we will require VDF’s consent before taking certain corporate actions, including, among others: (a) amending our constating documents, (b) making any material change to the nature of our business, (c) incurring indebtedness exceeding $7,500,000 at any one time outstanding; or (d) declaring or paying dividends.

NOTE 13 – Income Taxes

The Company is subject to federal income taxes in the United States. The Company has had not net yet had net income on which to pay income taxes and therefore has not yet paid any income taxes, nor are there any income taxes owing. Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carry-forward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 13 – Income Taxes (continued)

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ended	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2010	$(2,163,191)	2030	$(757,117)	$757,117	$—
2011	$(2,707,508)	2031	$(947,628)	$947,628	$—
2012	$(2,895,416)	2032	$(1,013,396)	$1,013,396	$—
2013	$(3,912,278)	2033	$(1,369,297)	$1,369,297	$—
2014	$(2,557,259)	2034	$(895,040)	$895,040	$—
2015	$(2,397,312)	2035	$(839,059)	$839,059	$—
	$(16,632,964)		$(5,821,537)	$5,821,537	$—

The total valuation allowance for the year ended December 31, 2015 is $5,821,537 which increased by $839,059 for the year ended December 31, 2015.

As of December 31, 2015 and December 31, 2014, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2015 and December 31, 2014 and no interest or penalties have been accrued as of December 31, 2015 and December 31, 2014. As of December 31, 2015 and December 31, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2010 and forward remain open to examination by federal and state authorities due to net operating loss and credit carry-forwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 14 – Concentration Risks

Our revenue is derived from sales of our beverage products, nutritional products and ingredient raw materials. Our beverage sales made up approximately 63% and 90% respectively of total sales during the years ended December 31, 2015 and December 31, 2014. For the years ended December 31, 2015 and December 31, 2014, beverage sales were concentrated by customer based on our former distributor SBG accounting for 13% and 47% of respective annual sales, and combined sales from two major retail store chains accounting for respective annual sales of 26% and 20%. Together these three companies accounted for respective sales totals of 39% and 67% for the years ended December 31, 2015 and December 31, 2014. On September 23, 2015 we have terminated our distribution agreement with SBG and in May 2015 we ended sales to one of the major retail stores due to a change in their pricing which was applicable to all vendors. Although the market for our products is elastic and current purchasers of our products are replaceable, our concentration of sales creates risk to future revenues.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 14 – Concentration Risks (continued)

At year end December 31, 2015, our accounts receivable had a concentration of 76% among three customers. At year end December 31, 2014, our accounts receivable had a concentration of 82% owing from SBG.

These concentration of our accounts receivable create a potential risk to future working capital in the event that we were not able to collect all, or a majority, of outstanding accounts receivable balances.

NOTE 15 – Subsequent Events

Subsequent to the year ended December 31, 2015, the Company issued 4,650,000, Sale Shares and 15,724 per sale Commitment Shares under the 2015 Equity Line for aggregate proceeds of $235,740.

Subsequent to the year ended December 31, 2015, the Company made shares issuances to staff and service providers. In issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. These included: (a) 651,269 restricted common shares to a service provider on January 8, 2016 at a negotiated price of $0.05 per share for deemed aggregate compensation of $32,563; (b) 600 restricted common shares to Employee One on January 1, 2016 at market close price of $0.0614 per share for deemed aggregate compensation of $37; (c) 5,000 restricted common shares to an employee on January 11, 2016 at market close price of $0.064 per share for deemed compensation of $320; and (d) 3,500 restricted common shares at market close price of $0.0559 on March 4, 2015 to a professional athlete endorser for deemed compensation of $196.

Subsequent to the year ended December 31, 2015, on February 1, 2016, the Company's CEO and President & COO executed the following changes to their employment agreements which were approved by the Compensation Committee: (a) temporarily lower the CEO's annual cash compensation by 25% to $97,500 until January 1, 2017, unless reset sooner under the terms of his agreement addendum, and add a share bonus plan using $130,000 per annum as the grant calculation base; and (b) temporarily lower the President & COO's annual cash compensation by 25% to $206,250 until January 1, 2017, unless reset sooner under the terms of the Agreement Addendum, and add a share bonus plan using $275,000 per annum as the grant calculation base.

Subsequent to the year ended December 31, 2015, in February 2015 we executed a private placement unit offering which raised $171,000 through the sale of 4,275,000 units. This offering terminated on March 29, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. These shares were issued to four US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

It was management's assessment that there were no other events which should be classified as subsequent events for the period of these financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants regarding accounting and financial disclosure matters.

ITEM 9A.  CONTROLS AND PROCEDURES

A.   Disclosure Controls and Procedures.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our management conducted an evaluation (under the supervision and with the participation of our Chief Executive Officer, Shaun Roberts, and our Chief Financial Officer, John Dawe) as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, Mr. Roberts and Mr. Dawe each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including Mr. Roberts and Mr. Dawe, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management’s assessment was based on criteria set forth in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

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

Name	Positions Held with the Company	Age	Date First Elected or Appointed

Shaun Roberts	Chief Executive Officer, Directors, Board Chair	46	October 4, 2013
Kyle Redfield	President and Chief Operating Officer	34	August 10, 2015
John Dawe	Chief Financial Officer, Secretary & Treasurer	57	March 18, 2014
Steven Schorr	Director	62	October 4, 2013
Gonzalo Camet	Director, Member of Compensation Committee	45	October 4, 2013
William Van Dyke	Director, Member of Compensation Committee	52	March 18, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shaun Roberts - Chief Executive Officer, Director, and Board Chair

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

Kyle Redfield - President and Chief Operating Officer

On August 10, 2015, Kyle Redfield was hired as the Company's President and Chief Operating Officer and on that date, Mr. Roberts resigned his position as President in favor of Mr. Redfield. For the four and a half years prior to joining the Company, Mr. Redfield was General Manager of Industrial Sales at POM Wonderful, LLC, and a member of its Executive Management Team. POM Wonderful is a major fresh fruit, beverage and fruit extracts company. The Wonderful Company, parent company to POM Wonderful, generated $3.5 billion in sales as of October 2014. At POM Wonderful, Mr. Redfield's achievements included the start-up of the Industrial Division and growing POM Wonderful's revenue significantly within his tenure. Mr. Redfield managed a global sales team, designed and implemented all sales and marketing support materials, while overseeing all marketing, overhead and operational trade expenditures. While expanding national and global sales reach and revenue growth, he created multiple processes for customer service, shipping, technical and regulatory compliance, finance and production, and was responsible for full management of profit & loss, overhead, and budgeting. Prior to his position with POM Wonderful, Mr. Redfield was Director of Sales for B&D Nutritional Products from 2007 to 2011; and was an account executive at Five Points Capital, Inc. during 2006. Mr. Redfield received a Bachelor of Economics degree from the University of Colorado in May, 2006. Mr. Redfield's role at the Company is to oversee KonaRed’s global sales efforts, new product development, staff management, forecasting, production, distribution and day-to-day operations.

John Dawe - Chief Financial Officer, Secretary and Treasurer

On March 18, 2014, John Dawe was engaged as our Chief Financial Officer, Secretary & Treasurer. Mr. Dawe brings more than 33 years of financial, business, and executive level experience to KonaRed Corporation, having served as Treasurer, VP Finance, and CEO for various finance-related entities since 1993. Mr. Dawe’s experience includes profitably managing a $1.1 billion asset portfolio as treasurer of a credit union and he has substantial expertise running start-up companies. In 2002 Mr. Dawe founded DAS Corporate Services Inc. (“DAS”) a private company which provides maintenance of accounting and reporting systems for US publicly traded companies. Mr. Dawe controls and has been CEO of DAS through to current date, but is no longer active in its day to day management. Since 2006 to current date Mr. Dawe has also controlled and been President of GBG Management Services Inc., a private company which provides management consulting services to small businesses, but is no longer involved in active in its day to day management. Mr. Dawe received a Bachelor of Commerce degree from the University of British Columbia in May, 1983; and was awarded the designation of Chartered Financial Analyst (“CFA”) in 1988.

Gonzalo Camet - Director, Member of Compensation Committee

Gonzalo Camet was an early investor in our predecessor company SITC and has provided advisor services to our business over the course of its development. On October 4, 2013, Mr. Camet was appointed to the board of directors and subsequently appointed as a Member of the Compensation Committee of the Board. Mr. Camet is one of the main shareholders of JJC Holding Corp and between 2001 to 2015 was Chief Financial Officer of the JJC Group of Companies, one of the largest engineering and construction businesses in Peru. Mr. Camet also served as Chief Financial Officer of the agricultural division of the JJC Group of Companies from 2001 to 2015. Mr. Camet now resides in Spain where he is establishing a real estate investment business.

We believe Mr. Camet is qualified to serve on the board of directors because of his knowledge and experience in strategic business development and finance.

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

William Van Dyke - Director, Member of Compensation Committee

On March 18, 2014, we appointed Mr. William Van Dyke to our Board. Mr. Van Dyke has been the chairman and CEO of B&D Nutritional Ingredients since 1993. As the founder, Mr. Van Dyke has been the pivotal force behind B&D Nutritional’s development into a full-service, North American sales and marketing company. His sales and marketing career in the dietary supplement industry spans more than 30 years. As the Council for Responsible Nutrition’s 2000-2002 Chairman, Mr. Van Dyke has served on numerous committees throughout his 20-year involvement with CRN. Mr. Van Dyke has also served on the board of directors for other industry organizations.

We believe Mr. Van Dyke is qualified to serve on the board of directors because of his specialized industry knowledge in addition to his education and business experience in finance, and the Dietary Supplement and Functional Food category.

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

Compensation Committee

The Compensation Committee is comprised of the Company's two independent directors and is responsible for the review of all executive compensation matters.

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

Code of Ethics

We have adopted a Code of Ethics that applies to, and which has been signed by our: Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Secretary & Treasurer, and all directors; and which will be signed by all persons holding similar positions in the future. This code is incorporated by reference herein as Exhibit 14.1. Upon request, the Company will furnish a copy of this Code of Ethics by mail to any person without charge. Such requests should be made in writing and mailed to: KonaRed Corporation 1101 Via Callejon #200, San Clemente, CA USA 92673-4230, attn: KonaRed Corporation Code of Ethics Request.

Director Compensation

There are no standard compensation agreements in place with any director for services as a director. During the years ended December 31, 2015 and December 31, 2014, there were no cash compensation payments made to any director. There was no non-cash compensation paid to directors during the year ended December 31, 2015 and during the year ended December 31, 2014 the following non-cash compensation was paid to each director in the form of stock grants and options: (i) On January 7, 2014, Gonzalo Camet was granted 750,000 five year options exercisable at $0.81 per share for 750,000 shares of the Company which vested immediately, such options which were cancelled on December 19, 2014; (ii) on June 4, 2014 Gonzalo Camet was awarded 83,167 common shares at $0.627 per share which had been registered under a Form S-8 on May 22, 2014 and had a total value of $52,146; (iii) on December 19, 2014 Gonzalo Camet was granted 750,000 five year options exercisable at $0.17 per share for 750,000 shares of the Company which vested immediately and had a Black-Scholes expense of $114,236; (iv) on June 4, 2014 Steven Schorr was awarded 83,167 common shares at $0.627 per share which had been registered under a Form S-8 on May 22, 2014 and had a total value of $52,146; (v) on December 19, 2014, 1,000,000 five year unvested options exercisable for 1,000,000 shares at $0.45 per share if the share price of the Company was above $1 per share which had been granted to Steven Schorr on December 12, 2013 were cancelled; (vi) on December 19, 2014 Steven Schorr was granted 1,000,000 five year options exercisable at $0.17 per share for 1,000,000 shares of the Company which vested immediately and had a Black-Scholes expense of $152,314; (vii) on June 4, 2014 William Van Dyke was awarded 83,167 common shares at $0.627 per share which had been registered under a Form S-8 on May 22, 2014 and had a total value of $52,146; and (viii) on December 19, 2014, William Van Dyke Camet was granted 750,000 five year options exercisable at $0.17 per share for 750,000 shares of the Company which vested immediately and had a Black-Scholes expense of $114,236. Compensation awarded to director Shaun Roberts is recorded under Executive Compensation.

Summary of stock and option awards:

Name	Option Awards (#)		Option Awards ($)		Stock Awards ($)		Total Compensation ($)
For the year ended December 31, 2015:
Gonzalo Camet	Nil	$	Nil	$	Nil	$	Nil
Steven Schorr	Nil	$	Nil	$	Nil	$	Nil
William Van Dyke	Nil	$	Nil	$	Nil	$	Nil
For the year ended December 31, 2014:
Gonzalo Camet	750,000		$114,236		$52,146		$166,382
Steven Schorr	1,000,000		$152,314		$52,146		$204,460
William Van Dyke	750,000		$114,236		$52,146		$166,382

ITEM 11.  EXECUTIVE COMPENSATION

The summary compensation table below covers all compensation paid by our Company to the following persons who we will collectively refer to as the Named Executive Officers, for all services rendered in all capacities to us for the fiscal years ended December 31, 2015 and December 31, 2014. These named executive officers include: (a) all individuals serving as the principal executive officer of the Company during the years ended December 31, 2015 and December 31, 2014; (b) each of two most highly compensated executive officers of our Company other than its principal executive officer who were serving as executive officers at December 31, 2015 and December 31, 2014 whose compensation exceeded $100,000; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as executive officer at December 31, 2015 or December 31, 2014.

Summary Compensation Table – Years Ended December 31, 2015 and December 31, 2014

Name and Principal Positions	Fiscal Year	Salary ($)	Restricted Stock Awards/SARs(1) ($)	Securities Underlying Options/SARs(1) (#)	All Other Compensation(2) ($)

Shaun Roberts CEO	2015 2014	$130,000 $130,000	$Nil $Nil	Nil 2,500,000(3)	$Nil $316,888(3)
Kyle Redfield(4) President & COO	2015	$275,000	$250,595	Nil	$Nil
John Dawe CFO and Secretary & Treasurer	2015 2014	$125,000 $76,500(5)	$100,000(5) $49,325 (5)	Nil 750,000(5)	$Nil $114,236(5)

Notes:
(1)  SAR’s are “Stock Appreciation Rights”. We have to date not issued any SARs.  LTIP’s are “Long-Term Incentive Plans”. We have to date not created any LTIPs.
(2)  Other than for Mr. Roberts, Mr. Redfield, and Mr. Dawe, there are no employment agreements in place which include compensatory plans or arrangements for our executive officers resulting from resignation, retirement, or other termination of employment, or from a change of control. As detailed below, there are employment agreements in place for Mr. Roberts, Mr. Redfield and Mr. Dawe, which include compensatory plans or arrangements for our executive officers resulting from resignation, retirement, or other termination of employment, or from a change of control. As stated in their agreements, Mr. Roberts and Mr. Dawe would each receive one and a half times annual total compensation based on Involuntary Termination Unrelated to Change of Control; and two times annual total compensation for Involuntary Termination Related to Change of Control.
(3) On December 19, 2014, Mr. Roberts was granted 2,500,000 options of which 1,000,000 vested immediately and 750,000 vested each on June 30, 2015 and December 31, 2015. For the year ended December 31, 2014, the non-cash Black-Scholes cost of Grant Two was recorded as $159,825, of which $7,511was for amortization of the of the options which vest in fiscal 2015 over the service period ended December 31, 2014. During the year ended December 31, 2014, Mr. Roberts was granted 250,499 shares which were registered under a Form S-8 which had a value of $0.627 per share on issuance date, and had a total deemed compensation value of $157,063
(4) Mr. Redfield joined the Company on August 10, 2015.
(5) Prior to being engaged as our CFO on March 18, 2014, Mr. Dawe was paid consulting fees of $22,500 for services provided from January 1 to March 17, 2014. In the position of CFO, Mr. Dawe's compensation was $76,500 for period from March 18 to December 31, 2014. During his tenure as a consultant, Mr. Dawe also received fee payments in restricted shares totaling $49,325. For the year ended December 31, 2014, the non-cash Black-Scholes cost of the 750,000 immediately vested options granted on December 19, 2014 was recorded as $114,236. Share payments and option grants were executed through issuances to GBG Management Services, Inc., a company controlled by Mr. Dawe,

Employment Contracts and Termination of Employment and Change in Control Arrangements

With respect to our Named Executives, we have the following agreements in place:

Shaun Roberts – Chief Executive Officer
On October 4, 2013, we entered into an executive employment agreement with Mr. Roberts as our company’s President and Chief Executive Officer for an annual base salary of $130,000 for a 3 year term. Mr. Roberts is also eligible to participate in a target bonus and year-end bonus plan whereby Mr. Roberts is eligible to receive a cash bonus or securities bonus based on milestones described in further detail in the employment agreement. Mr. Roberts is also eligible to receive benefits made generally available by our Company and shall be reimbursed for all reasonable out-of-pocket business expenses. In the event of: (i) an involuntary termination of Mr. Robert’s employment for any reasons other than cause, death or disability; or (ii) Mr. Robert’s resignation for good reason, he shall be entitled to: (A) 1.5 times his annual base salary and target bonus, paid in a single lump sum in cash on the 60th day following the termination date; (B) for a period of up to 18 months following the termination date, Mr. Roberts and where applicable, his spouse and eligible dependents, will continue to be eligible to receive applicable medical coverage as described in the employment agreement; and (C) with respect to any outstanding stock options held by Mr. Roberts as of the termination date that are not vested and exercisable as of such date, our Company shall accelerate the vesting and such options will remain exercisable until the earlier of (i) a period of one year after the termination date or (ii) the original term of the option; and (D) Mr. Roberts shall receive any amounts earned, accrued or owing but not yet paid to him as of his termination date. In the event Mr. Roberts employment is terminated on account of: (i) an involuntary termination by our Company for any reason other than cause, death or disability; or (ii) Mr. Roberts voluntarily terminates employment with our Company on account of a resignation for good reason, in either case that occurs: (x) at the same time as, or within the 12 month period following, the consummation of a change of control; or (y) within the 60 day period prior to the date of a change of control where the change in control was under consideration at the time of Mr. Robert’s termination date, then he shall be entitled to: (A) 2 times his annual base salary and target bonus; (B) for a period of up to 24 months following the termination date, Mr. Roberts and where applicable, his spouse and eligible dependents, will continue to be eligible to receive applicable medical coverage as described in the employment agreement; (C) with respect to any outstanding stock options held by Mr. Roberts as of the termination date that are not vested and exercisable as of such date, our Company shall accelerate the vesting and such options will remain exercisable until the earlier of: (i) a period of one year after the termination date, or (ii) the original term of the option; and (D) Mr. Roberts shall receive any amounts earned, accrued or owing but not yet paid to him as of his termination date. During the term of the employment agreement and for a period of 1 year from the termination of the agreement, Mr. Roberts shall not be employed by a direct competitor in the coffee fruit business, directly or indirectly. Mr. Roberts employment agreement was amended on February 1, 2016 to temporarily lower annual cash compensation by 25% to $97,500 until January 1, 2017, unless reset sooner under the terms of the Agreement Addendum, and add a share bonus plan using $130,000 per annum as the grant calculation base.

Kyle Redfield – President and Chief Operating Officer
Mr. Redfield's compensation includes a base salary of $275,000 per annum paid biweekly and a standard quarterly bonus of 100% of quarterly base salary to be paid in cash subject to certain conditions, or through issuances of restricted common shares of the Company. The Agreement has a three year term and automatically renews for additional one year renewal periods provided, however, that within the sixty to ninety day period prior to the expiration of the Initial Term or any Renewal Term, at its discretion, the Compensation Committee of the Board of Directors may propose such amendments to the Agreement as it deems appropriate. Should Mr. Redfield exceed a set of mutually agreed performance targets, his base salary shall be increased to a level of $325,000 per annum at the six month anniversary of the Effective Date of the Agreement. The Agreement provides that heath care and other benefits generally made available to other executives of the company will be provided to Mr. Redfield and that he shall be reimbursed for all reasonable out-of-pocket business expenses. If Mr. Redfield is terminated during the first twelve months of this Agreement he will be paid three months base salary within sixty days following termination. During any subsequent period, upon termination Mr. Redfield would receive the initial three months base salary severance for his first twelve months of employment, plus three months additional base salary for each subsequent twelve month period of employment, such additional severance to be pro-rated for the period during which Termination occurred. Taken together, all severance would not exceed a payment of twelve months base salary. Mr. Redfield was issued 1,333,333 restricted common shares of the Company as a signing bonus and will receive additional issuances of 1,333,333 restricted common shares each on the twelve month and twenty four month anniversaries of Effective Date. The Agreement has a non-compete clause wherein, during the term of the Agreement and for a period of two years from the termination of the Agreement, Mr. Redfield agrees not to be employed by a direct competitor in the coffee fruit business, directly or indirectly. Mr. Redfield's employment agreement was amended on February 1, 2016 to temporarily lower annual cash compensation by 25% to $206,250 until January 1, 2017, unless reset sooner under the terms of the Agreement Addendum, and add a share bonus plan using $275,000 per annum as the grant calculation base.

John Dawe – Chief Financial Officer, Secretary and Treasurer
On December 29, 2014, we entered into an executive employment agreement with  John Dawe as our Company’s Chief Financial Officer, and Secretary and Treasurer for an annual base salary of $125,000 paid in equal monthly installments. Mr. Dawe will also be granted a bonus of 100% of base salary per annum to be paid, subject to the Company having sufficient cash resources, in quarterly cash payments; or restricted common shares of the Company. The Agreement has a three year term and automatically renews for additional one year renewal periods provided, however, that within the sixty to ninety day period prior to the expiration of the Initial Term or any Renewal Term, at its discretion, the Compensation Committee of the Board of Directors may propose such amendments to the Agreement as it deems appropriate. Mr. Dawe's Agreement excludes healthcare, but otherwise will receive benefits made generally available by our company and shall be reimbursed for all reasonable out-of-pocket business expenses and is also eligible to participate in any future target bonus system, if implemented, and is eligible to receive a one-time bonus if certain strategic goals are met. In the event of: (i) an involuntary termination of Executive's employment for any reasons other than cause, death or disability; or (ii) resignation for good reason, he shall be entitled to: (A) one and one-half times (or two times, in the event of a Change of Control) his annual compensation paid in a single lump sum in cash on the 60th day following the termination date; and (B) with respect to any outstanding Company stock options held as of his Termination Date that are not vested and exercisable as of such date, the Company shall accelerate the vesting of stock options, if any, which would have vested and become exercisable within the eighteen month period after Termination Date, such options to remain exercisable until the earlier of: (A) a period of one year after Termination Date; or (B) the original term of the option; and (C) he shall receive any amounts earned, accrued or owing but not yet paid to him as of Termination Date. During the term of the employment agreement and for a period of 1 year from the termination of the agreement, Mr. Dawe shall not be employed by a direct competitor in the coffee fruit business, directly or indirectly. Mr. Dawe may opt to have his shares compensation, and/or options grants issued to either, or a combination of, DAS Corporate Services Inc. or GBG Management Services Inc., which are companies controlled by him. Mr. Dawe's Agreement was amended on November 10, 2015 to change the type of stock which might be granted from being S-8 registered common shares to being restricted common shares.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shares of our Company are traded on the OTCQB over-the-counter market system under the trading symbol: KRED. In addition to the stock grant commitments which are included in executive compensation agreements, the following equity compensation plans existed at the end of our most recently completed fiscal year:

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

Additionally, on May 27, 2014 the Company adopted a Form S-8 share compensation plan totaling 5,000,000 registered shares reserved for issuance. 500,000 shares were issued under this plan during the year ended December 31, 2014, leaving a balance of 4,500,000 registered potentially issuable shares.

Stock Option Grants

During the years ended December 31, 2015 and December 31, 2014, the Company granted options to the following Named Executive Officers as follows:

Option/SAR(1) Grants in Last Fiscal Year Issued to Executive
Name	Fiscal Year	Number of Securities Underlying Options or SAR’s	Percent of Total Options or SARs Granted to Employee in Fiscal Year(3)	Exercise Price ($/share)	Expiration Date	Grant Date Value ($)(2)

Shaun Roberts 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756	2015 2014	Nil 2,500,000(4)	Nil 37.0%	n/a $0.17	December 19, 2019	$Nil $380,786(5)
Kyle Redfield(6) 1101 Via Callejon #200, San Clemente, CA 92673-4230	2015	Nil	Nil	n/a	n/a	$Nil
John Dawe(7) 1101 Via Callejon #200, San Clemente, CA 92673-4230	2015 2014	Nil 750,000(7)	Nil 11.1%	n/a $0.17	December 19, 2019	$Nil $114,236

Notes:
(1)  SAR’s are “Stock Appreciation Rights”.
(2) Grant date value as calculated by Black-Scholes Option Pricing Model valuations.
(Continued)

Notes: (continued)
 (3) Based on a net total of 6,750,000 options granted during the year ended December 31, 2014.
(4) 1,000,000 of the options granted to Mr. Roberts on December 19, 2014 vested immediately and 750,000 vested on June 300, 2015 and 750,000 vested on December 31, 2015.
(5) For the year ended December 31, 2014, Mr. Roberts' immediately vested options were recorded as non-cash Black-Scholes expense of $152,314 plus $7,511 for the service period amortization of his non-vested options from grant date to December 31, 2014. The stated cost in the table includes the total Black-Scholes non-cash cost for both vested and non-vested options.
(6) Mr. Redfield joined the Company on August 10, 2015.
(7) Mr. Dawe's options were issued to GBG Management Services Inc. a company controlled by Mr. Dawe.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Issued to Executive
Name	Fiscal Year	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal year-end (#)		Value of Unexercised In-the-Money Options/SARs at Fiscal year-end(1) ($)
				Exercisable	Unexercisable	Exercisable	Unexercisable
Shaun Roberts 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756	2015 2014	Nil Nil	$Nil $Nil	2,500,000 1,000,000	n/a 1,500,000	$Nil $Nil	n/a n/a
Kyle Redfield(2) 1101 Via Callejon #200, San Clemente, CA 92673-4230	2015	Nil	Nil	Nil	Nil	$Nil	$Nil
John Dawe(7) 1101 Via Callejon #200, San Clemente, CA 92673-4230	2015 2014	Nil Nil	$Nil $Nil	750,000 750,000	n/a n/a	$Nil $Nil	n/a n/a

Notes:
(1) Based on a year-end closing trade price of $0.055 per share.
(2) Mr. Redfield joined the Company on August 10, 2015.

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

Security ownership of certain beneficial owners.

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (2)

Common Stock	Shaun Roberts 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756	12,038,314(3)	9.9%
Common Stock	Steven Schorr 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756	8,634,647(4)	7.2%

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
(2) The denominator for this percentage calculation is based on the 118,501,117 issued and outstanding common shares of the Company as of April 13, 2016. Exercised option shares are added to total shares issued and outstanding to calculate the ownership percentage of each party, but exercised option shares of the other party are not included in the denominator for the other party.
 (3) Shaun Roberts directly owns 8,538,314 shares of the Company and has been issued 2,500,000 options to purchase 2,500,000 shares. Mr. Roberts also beneficially owns 1,000,000 vested options to purchase 1,000,000 shares which have been issued to his spouse Dana Roberts, who is the former CFO of the Company. In total, Mr. Roberts beneficially controls 12,038,314 shares.
(4) Steven Schorr owns 7,634,647 shares of the Company and has been issued 1,000,000 options to purchase 1,000,000 shares. In total, Mr. Schorr beneficially controls 8,634,647 shares.

The following table provides certain information regarding the ownership of our common stock, as of April 13, 2016 by: (i) each of our Named Executive officers; (ii) each of our directors; and (iii) all of our executive officers and directors as a group.

Security Ownership of Management
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (2)

Common Stock	Shaun Roberts - CEO, Board Chair 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756	12,038,314(3)	9.9%
Common Stock	Kyle Redfield - President & COO 1101 Via Callejon #200, San Clemente, CA 92673-4230	3,100,163(4)	2.6%
Common Stock	John Dawe - CFO, Secretary & Treasurer 1101 Via Callejon #200, San Clemente, CA 92673-4230	1,962,878(5)	1.6%
Common Stock	Gonzalo Camet - Director Malecón Paul Harris 200 Dpto. 504, Lima, Peru 04	7,023,122(6)	5.8%
Common Stock	Steven Schorr - Director 2829 Ala Kalanikaumaka St., Suite F-133, Koloa, HI 96756	8,634,647(7)	7.2%
Common Stock	William Van Dyke - Director 1101 Via Callejon #200, San Clemente, CA 92673-4230	1,014,107(8)	0.9%

Common Stock	All Directors and Officers as a Group	22,489,342	28.0%

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
(2) The denominator for this percentage calculation is based on the 118,501,117 issued and outstanding common shares of the Company as of April 13, 2016.
(3) Shaun Roberts owns 8,538,314 shares of the Company and 2,500,000 immediately exercisable options to purchase 2,500,000 shares; and his spouse Dana Roberts, who is our former CFO, owns 1,000,000 immediately exercisable options to purchase 1,000,000 common shares.
(4) Kyle Redfield directly owns 3,100,163 shares of the Company.
(5) John Dawe owns 1,212,878 shares of the Company indirectly through his holding company GBG Management Services Inc. and directly owns 750,000 immediately exercisable stock options.
(6) Gonzalo Camet directly owns 171,176 shares and indirectly owns 4,226,946 shares through his holding company Solait Corp. for a total of 4,398,122 shares. Mr. Camet also directly owns 750,000 options immediately exercisable to purchase 750,000 common shares; and Solait Corp owns 1,875,000 immediately exercisable warrants to purchase 1,875,000 shares.
(7) Steven Schorr owns 7,634,647 shares of the Company and 1,000,000 immediately exercisable options to purchase 1,000,000 shares.
(8) William Van Dyke owns 264,107 shares of the Company and 750,000 immediately exercisable options to purchase 750,000 common shares.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Business Relationships

Shared Lease
Our company shares a lease for a 10,000 square foot facility in San Clemente, California, with Malie, Inc., (“Malie”) a company owned by our CEO and his spouse, who is the CEO of Malie. The current lease has a term of June 1, 2014 to May 31, 2016 and presently requires total lease payments of $10,139 per month, of which the Company's portion is $7,790 per month. On February 25, 2016, the Company and Malie extended the lease for an additional 24 month term and committed to total lease payments of $10,466 for June 1, 2016 to May 31, 2017 and $10,793 for June 1, 2017 to May 31, 2018. The Company's portion of payments under the extended term arrangements are $6,461 for June 1, 2016 to May 31, 2017 and $6,663 for June 1, 2017 to May 31, 2018. For the year ended December 31, 2015 our Company paid a total of $92,479 (averaging $7,707 per month) of the total lease expense of $120,360 (averaging $10,030 per month). For the year ended December 31, 2014, our Company paid a total $90,471 (averaging $7,539 per month) of the total lease expense of $117,744 (averaging $9,812 per month).

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

2015 – $43,750  – M&K CPAs, PLLC
2014 – $12,000  – M&K CPAs, PLLC
2014 – $22,173  – Anton Chia, LLP

Audit - Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2015 – $Nil – M&K CPAs, PLLC
2015 – $3,957 – Anton Chia, LLP
2014 – $Nil – M&K CPAs, PLLC

Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015 – $Nil – M&K CPAs, PLLC
2014 – $Nil – M&K CPAs, PLLC

All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015 – $Nil – M&K CPAs, PLLC
2014 – $Nil – M&K CPAs, PLLC

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Filed
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.2	Bylaws	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.3	Articles of Merger dated effective September 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
3.4	Certificate of Change dated effective September 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
(10)	Material Contracts
10.1	Binding Letter agreement dated June 5, 2013 with Sandwich Isles Trading Company, Inc.	(attached as an exhibit to our current report on Form 8-K, filed on June 11, 2013)
10.2	Asset Purchase Agreement dated October 4, 2013 with Sandwich Isles Trading Co. Inc.	(attached as an exhibit to our current report on Form 8-K, filed on October 10, 2013)
10.3	Employment Agreement dated October 4, 2013 with Shaun Roberts	(attached as an exhibit to our current report on Form 8-K, filed on October 10, 2013)
10.4	Consultant Agreement dated October 4, 2013 with Bioponic Phytoceuticals, Inc. (a company controlled by Steven M. Schorr)	(attached as an exhibit to our current report on Form 8-K, filed on October 10, 2013)
10.5	Binding Letter agreement dated June 5, 2013 with Sandwich Isles Trading Company, Inc.	(attached as an exhibit to our current report on Form 8-K, filed on June 11, 2013)
10.6	Form of subscription agreement	(attached as an exhibit to our current report on Form 8-K, filed on November 25, 2013)
10.7	Form of warrant	(attached as an exhibit to our current report on Form 8-K, filed on November 25, 2013)
10.8	Termination Agreement dated as of December 16, 2013 and effective November 1, 2013 between KonaRed Corporation and Bioponic Phytoceuticals, Inc.	(attached as an exhibit to our current report on Form 8-K filed on December 18, 2013)
10.9	2013 Stock Option Plan	(attached as an exhibit to our current report on Form 8-K filed on January 10, 2014)
10.10	Form of Stock Option Agreement (US persons)	(attached as an exhibit to our current report on Form 8-K filed on January 10, 2014)
10.11	Form of Stock Option Agreement (non-US persons)	(attached as an exhibit to our current report on Form 8-K filed on January 10, 2014)
10.12	Form of Stock Option Agreement (US persons – no plan)	(attached as an exhibit to our current report on Form 8-K filed on January 16, 2014)
10.13	Form of securities purchase agreement (non US purchaser)	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.14	Form of securities agreement (US purchaser)	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.15	Form of warrant certificate (non US Purchaser)	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.16	Form of warrant certificate (US Purchaser)	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)

Exhibit Number	Description	Filed
(10)	Material Contracts (continued)
10.17	Senior Convertible Note	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.18	Pledge and Security Agreement	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.19	Warrant	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.20	Registration Rights Agreement	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.21	Investor Rights Agreement	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
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
(attached as an exhibit to our current report on Form 8-K, filed on February 5, 2014)
10.24	Resignation letter received from Dana Roberts	(attached as an exhibit to our current report on Form 8-K, filed on March 19, 2013)
10.25	Splash Beverages Group Confidential Distribution Agreement	(attached as an exhibit to our current report on Form 8-K, filed on April 28, 2014)
10.26	Splash Beverages Sales and Marketing Agreement	(attached as an exhibit to our current report on Form 8-K, filed on April 28, 2014)
10.27	2014 Flexible Stock Plan	(attached as an exhibit to our current report on Form 8-K, filed on May 21, 2014)
10.28	Sandwich Isles Trust Agreement	(attached as an exhibit to registration statement on Form S-1/A, filed on December 4, 2014)
10.29	Services Agreement with John Dawe executed December 29, 2014	(attached as an exhibit to our current report on Form 8-K, filed on December 29, 2014)
10.30	Convertible Debenture Purchase Agreement, dated as of January 20, 2015, by and between KonaRed Corporation and Group 10 Holdings, LLC	(attached as an exhibit to our current report on Form 8-K filed on January 23, 2015)
10.31	Subordinated Promissory Note issued to Solait Corp June 5, 2015	(attached as an exhibit to our current report on Form 8-K filed on June 6, 2015)
10.32	Purchase Agreement, dated as of June 16, 2015, by and between KonaRed Corporation and Lincoln Park Capital Fund, LLC	(attached as an exhibit to our current report on Form 8-K, filed on June 18, 2015)
10.33	Registration Rights Agreement, dated as of June 16, 2015, by and between KonaRed Corporation and Lincoln Park Capital Fund, LLC	(attached as an exhibit to our current report on Form 8-K, filed on June 18, 2015)
10.34	Amended and Restated Warrant issued to Lincoln Park Capital Fund, LLC	(attached as an exhibit to our current report on Form 8-K, filed on June 18, 2015)
10.35	Form of subscription agreement executed June 29, 2015	(attached as an exhibit to our Form S-1, filed on July 6, 2015)
10.36	Employment Agreement by and between KonaRed Corporation and Kyle Redfield executed August 10, 2015	(attached as an exhibit to our current report on Form 8-K, filed on August 11, 2015)
10.37	Purchase Agreement, dated as of August 18, 2015, by and between KonaRed Corporation and Lincoln Park Capital Fund, LLC	(attached as an exhibit to our current report on Form 8-K filed on August 18, 2015)

Exhibit Number	Description	Filed
(10)	Material Contracts (continued)
10.38	Senior Convertible Note issued to Lincoln Park Capital Fund, LLC August 18, 2015	(attached as an exhibit to our current report on Form 8-K filed on August 18, 2015)
10.39	Warrant issued to Lincoln Park Capital Fund, LLC August 18, 2015	(attached as an exhibit to our current report on Form 8-K filed on August 18, 2015)
10.40	Subordinated Promissory Note issued to Solait Corp June 5, 2015	(attached as an exhibit to our current report on Form 8-K filed on June 6, 2015)
10.41	Purchase Agreement, dated as of September 30, 2015, by and between KonaRed Corporation and Black Mountain Equities Inc.	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.42	Subordinated Promissory Note issued to Black Mountain Equities Inc. September 30, 2015	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.43	Warrant issued to Black Mountain Equities Inc. September 30, 2015	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.44	Purchase Agreement, dated as of September 30, 2015, by and between KonaRed Corporation and Gemini Master Fund, Ltd.	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.45	Subordinated Promissory Note issued to Gemini Master Fund, Ltd. September 30, 2015	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.46	Warrant issued to Gemini Master Fund, Ltd. September 30, 2015	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.47	Purchase Agreement, dated as of November 23, 2015, by and between KonaRed Corporation and Lincoln Park Capital Fund, LLC	(attached as an exhibit to our current report on Form 8-K filed on November 23, 2015)
10.48	Senior Convertible Note issued to Lincoln Park Capital Fund, LLC November 23, 2015	(attached as an exhibit to our current report on Form 8-K filed on November 23, 2015)
10.49	Warrant issued to Lincoln Park Capital Fund, LLC November 23, 2015	(attached as an exhibit to our current report on Form 8-K filed on November 23, 2015)
10.50	Purchase Agreement, dated as of December 3, 2015, by and between KonaRed Corporation and Vista Capital Investments LLC	(attached as an exhibit to our current report on Form 8-K filed on December 4, 2015)
10.51	Subordinated Promissory Note issued to Vista Capital Investments LLC. December 3, 2015	(attached as an exhibit to our current report on Form 8-K filed on December 4, 2015)
10.52	Unit offer form of subscription agreement including warrant	Filed herewith
(14)	Code of Ethics
14.1	Code of Ethics	(attached as an exhibit to our annual report on Form 10-K filed on March 8, 2014)
(31)
31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(101)	Interactive Data File
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Taxonomy Extension Labels Linkbase Document	Filed herewith
101.PLE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

KONARED CORPORATION

/s/ Shaun Roberts
Shaun Roberts
Chief Executive Officer, Director
and Board Chair
Dated: April 13, 2016

/s/ John Dawe
John Dawe, CFA
Chief Financial Officer, Secretary
& Treasurer
Dated: April 13, 2016

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shaun Roberts	Dated:	April 13, 2016
Shaun Roberts
Chief Executive Officer, Director
and Board Chair

/s/ John Dawe	Dated:	April 13, 2016
John Dawe, CFA
Chief Financial Officer, Secretary
& Treasurer

/s/ Gonzalo Camet	Dated:	April 13, 2016
Gonzalo Camet
Director

/s/ Steven Schorr	Dated:	April 13, 2016
Steven Schorr
Director

/s/ William Van Dyke	Dated:	April 13, 2016
William Van Dyke
Director