Form 10-Q
period 2016-03-31
KonaRed Corp
filed 2016-05-16
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The issuer had  123,254,777 shares of common stock issued and outstanding as of May 16, 2016.

KONARED CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

KONARED CORPORATION
BALANCE SHEETS

	March 31, 2016 (unaudited)	December 31, 2015

ASSETS

CURRENT ASSETS
Cash	$104,039	$148,769
Accounts receivable	66,773	33,227
Accounts receivable - related party	—	18,000
Inventory	329,839	439,158
Prepaid expenses	28,202	5,953
TOTAL CURRENT ASSETS	528,853	645,107

OTHER ASSETS
Fixed assets (net of accumulated depreciation)	9,636	10,247
TOTAL OTHER ASSETS	9,636	10,247
TOTAL ASSETS	$538,489	$655,354

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$215,264	$211,429
Accounts payable - related party	—	3,156
Short term debt, net of discounts	263,157	235,237
Unearned revenue	1,962	1,434
Derivative liability	13,234	11,807
TOTAL CURRENT LIABILITIES	493,617	463,063

LONG TERM LIABILITIES
Convertible notes payable, net of discounts	744,311	548,881
TOTAL LONG TERM LIABILITIES	744,311	548,881
TOTAL LIABILITIES	1,237,928	1,011,944

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred shares, 10,000 shares with par value $0.001 authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common shares, 877,500,000 shares with par value $0.001 authorized; 118,976,810 and 108,769,514 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	119,009	108,787
Additional paid in capital	20,080,963	19,616,012
Accumulated deficit	(20,899,411)	(20,081,389)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(699,439)	(356,590)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$538,489	$655,354

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

REVENUE:
Product sales	$145,791	$226,240
Product sales - related party	—	9,000
Shipping and delivery	9,472	4,425
Total sales	155,263	239,665

Cost of Goods Sold	194,648	194,406
GROSS MARGIN	(39,385)	45,259

OPERATING EXPENSES:
Research and development	755	—
Advertising and marketing	66,297	124,941
General and administrative expenses	532,356	457,100
Total operating expenses	599,408	582,041
Loss from operations	(638,793)	(536,782)

OTHER INCOME (EXPENSE):
Interest expense	(36,396)	(32,762)
Amortization expense - notes discounts	(143,403)	—
Change in fair market value of derivative liability	570	25,508
Total other income (expense)	(179,229)	(7,254)
Loss before income taxes	$(818,022)	$(544,036)
Provision for income taxes	—	—
Net Loss	$(818,022)	$(544,036)

Basic and diluted loss per common share	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding	113,140,488	83,503,123

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid In
	Shares	Amount	Capital	Accumulated Deficit	Total

Ending balance – December 31, 2014	83,496,530	$83,497	$16,705,636	$(16,281,020)	$508,113
Common shares issued for cash	3,333,334	3,333	346,667	—	350,000
Common shares issued under equity line	8,550,000	8,550	621,300	—	629,850
Common shares issued for services	6,344,022	6,345	591,926	—	598,271
Common shares issued for equity line underwriting fees	2,708,656	2,724	(2,724)	—	—
Common shares issued as compensation	4,238,341	4,238	346,645	—	350,883
Common shares issued for interest payments	98,631	100	6,171	—	6,271
Additional paid-in capital related to option grants	—	—	220,960	—	220,960
Additional paid-in capital related to warrant issuances	—	—	453,046	—	453,046
Additional paid-in capital related to convertible notes beneficial conversion features	—	—	209,743	—	209,743
Additional paid-in capital related to convertible notes redemption	—	—	74,889	—	74,889
Additional paid-in capital related to equity modification	—	—	41,753	—	41,753
Net loss – year ended December 31, 2015	—	—	—	(3,800,369)	(3,800,369)
Ending Balance – December 31, 2015	108,769,514	$108,787	$19,616,012	$(20,081,389)	$(356,590)
Common shares issued for cash	4,275,000	4,275	166,725	—	171,000
Common shares issued under equity line	4,200,000	4,200	209,311	—	213,511
Common shares issued for services	654,769	655	32,103	—	32,758
Common shares issued for equity line underwriting fees	14,234	28	(28)	—	—
Common shares issued as compensation	942,310	943	50,009	—	50,952
Common shares issued for interest payments	120,983	121	6,831	—	6,952
Net loss – period ended March 31, 2016	—	—	—	(818,022)	(818,022)
Ending Balance – March 31, 2016	118,976,810	$119,009	$20,080,963	$(20,899,411)	$(699,439)

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

OPERATING ACTIVITIES:
Net loss	$(818,022)	$(544,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	611	978
Stock issued for compensation	50,952	45
Stock issued for services	32,758	827
Option grants expense	—	54,483
Change in fair market value of derivative liability	(570)	(25,508)
Amortization of notes payable discounts	164,655	20,033
Change in operating assets and liabilities:
Accounts receivable	(15,546)	38,661
Inventory	109,319	37,090
Prepaid expenses	(22,249)	16,000
Other current assets	—	652
Accounts payable and accrued liabilities	7,633	113,091
Accrued interest	8,190	12,729
Unearned revenue	528	504
NET CASH USED IN OPERATING ACTIVITIES	(481,741)	(274,451)

FINANCING ACTIVITIES:
Proceeds from convertible notes payable	75,000	475,000
Repayments on short term debt	(22,500)	—
Proceeds from issuance of common stock for cash	384,511	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	437,011	475,000

NET INCREASE (DECREASE) IN CASH	(44,730)	200,549

CASH, Beginning of Period	148,769	39,987

CASH, End of Period	$104,039	$240,536

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Discount from convertible debenture	$—	$275,166
Discount on derivative	$1,997	$—
Shares issued as commitment fees - offering costs	$28	$—
Interest paid by stock issuances	$6,952	$—

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents recorded for the periods ended March 31, 2016 and December 31, 2015.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the periods ended March 31, 2016 and March 31, 2015, the Company wrote off accounts receivable totaling $nil and $nil, respectively. There were no allowances for doubtful accounts recorded for the period ended March 31, 2016 or the year ended December 31, 2015.

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

No liability for unrecognized tax benefits was recorded as of March 31, 2016 and December 31, 2015.

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

As of March 31, 2016, the Company had outstanding a senior convertible note (the "VDF Note") with a balance of $552,462, net of a discount of $16,717. The Company determined the VDF Note had an embedded derivative valued at $13,234 at March 31, 2016 due to Sr. Note One having a provision which required adjustments to the conversion price to compensate for dilutive stock issuance events unrelated to the VDF Note. As of December 31, 2015, the VDF Note had a balance of $453,298, net of a discount of $15,974 and the embedded derivative liability was valued at $11,807. During the period ended March 31, 2016, $75,000 of principal was added to the VDF Note. This was comprised of a $75,000 of patent license fee which was rolled over to the VDF Note.

The net amount of the Change in Fair Value of Derivatives for the period ended March 31, 2016 was a gain of $570, which included the net amount of mark-to-market value changes in the embedded derivatives liabilities of the VDF Note.

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using the treasury stock method; and convertible preferred stock and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company currently has options, warrants and convertible debt outstanding, and no convertible preferred stock has been issued. Common stock equivalents pertaining to the options, warrants and convertible debt were not included in the computation of diluted net loss per common share in these financial statements because the effect would have been anti-dilutive due to the net losses for the periods ended March 31, 2016 and March 31, 2015.

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

Level components:	As of March 31, 2016	As of December 31, 2015
Cash	$104,039	$148,769
Accounts receivable	66,773	33,227
Accounts receivable - related party	-	18,000
Inventories, net of allowance	329,839	439,158
Prepaid expenses	28,202	5,953
Acc/payable and accrued liabilities	215,264	211,429
Accounts payable - related party	-	3,156
Short term debt, net of discounts	263,157	235,237
Unearned revenue	1,962	1,434
Level 1 total	$1,009,236	$1,096,363

Derivative liability	$13,234	$11,807
Level 2 total	$13,234	$11,807
	-	-
Level 3 total	$Nil	$Nil

It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments which it holds.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Advertising
Costs for advertising are expensed when incurred. Advertising costs totaled $66,297 and $124,941 for the periods ended March 31, 2016 and March 31, 2015, respectively. The Company also incurs marketing expenses for product promotion and investor relations which are combined with advertising to form the advertising and marketing line item in our statement of operations. Excluding advertising, these other promotional costs $58,467 and $56,777 for the periods ended March 31, 2016 and March 31, 2015, respectively.

Fixed Assets
Fixed assets are recorded at cost. Depreciation is calculated on a straight line method over the estimated useful lives of the various assets as follows:

ASSET	Depreciation Term

Furniture and equipment	5 - 7 years
Warehouse fixtures	10 years

During the periods ended March 31, 2016 and March 31, 2015: (a) depreciation for furniture and equipment of $524 and $747 was respectively recorded; and (b) depreciation for warehouse fixtures of $87 and $231 was respectively recorded. Accumulated depreciation for all fixed assets totaled $5,038 at March 31, 2016.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses totaling $20,899,411 as of March 31, 2016; and has a incurred a net loss for the current period of $818,022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. If necessary, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. To address these issues, on June 5, 2015 the Company entered into a new equity line share purchase agreement (the “2015 Purchase Agreement”), pursuant to which we may make sales of shares of our common stock, subject to certain limitations set forth in the 2015 Purchase Agreement. During the period ended March 31, 2016, cash proceeds from this equity line totaled $213,511 and raised net cash proceeds of $44,490 during the subsequent period referenced in these financial statements. Additionally during the period ended March 31, 2016 and the subsequent period, the Company has raised additional net funds of $171,000 and $135,000, respectively, from private placement unit offerings.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – Inventory

Inventory includes raw materials and finished goods. Finished goods contain direct materials and other manufacturing costs charged directly by third party manufacturing vendors. Inventory consists of the following:

	March 31, 2016	December 31, 2015

Raw materials	$99,583	$100,702
Finished goods	230,256	338,456
Inventory allowance	—	—
Total	$329,839	$439,158

During the periods ended March 31, 2016 and December 31, 2015, the Company respectively wrote down inventory by $43,868 and $26,760, respectively to account for expired inventory which had been write-off and disposed of, and for minor manufacturing process shrinkages. The Company recognized $nil and $nil recovery in inventory allowance respectively for the period ended March 31, 2016 and the year ended December 31, 2015. At March 31, 2016 the Company had $nil of reserved inventory and all inventory was valued at full cost.

NOTE 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses at March 31, 2016 and December 31, 2015 were comprised of prepayments of $28,202 and $5,953 for manufacturing runs.

NOTE 6 – Fixed Assets

Fixed assets at March 31, 2016 and December 31, 2015 respectively comprised: (a) furniture and equipment totaling $7,115 and $7,639, net of accumulated depreciation of $4,087 and $3,563; and (b) warehouse fixtures totaling $2,521 and $2,608, net of accumulated depreciation of $951 and $864.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt

September 2015 Notes:
On September 30, 2015 ("Issuance Date"), subject to securities purchase agreements we issued two subordinated promissory notes (the “September 2015 Notes”) to two lenders (the “September 2015 Lenders”) in the aggregate amount of $250,000 (the "Original Principal"). The September 2015 Notes bear interest at 8% per annum and this amount fully accrued upon execution of the loans and added $20,000 to the balance due at Issuance Date. The principal and interest is due and payable in full on September 30, 2016 (“Maturity Date”) with monthly prepayments of 3% of the Original Principal on the fourth through sixth monthly anniversaries of the Issuance Date and monthly prepayments or 10% of the Original Principal on the seventh through eleventh monthly anniversaries of the Issuance Date. The September 2015 Notes included an aggregate $25,000 original issuance discount ("OID") which resulted in net proceeds of $225,000. The Company has the right to prepay the September 2015 Notes, pursuant to the terms thereof, at any time, provided it pays the then outstanding balance and accrued interest. The September 2015 Notes provide for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the September 2015 Notes. The interest rate shall be 18% upon the occurrence of an event of default and repayment of the note at an amount equal to 120% of the outstanding principal and interest due. The September 2015 Notes are not secured and are subordinated to senior notes issued by the Company. As an inducement for the loans, the Company granted the September 2015 Lenders five-year warrants to purchase an aggregate of 3,125,000 shares of our common stock at an exercise price of $0.08 per share valued using a Black-Scholes model at $167,788. The warrants include cashless exercise rights. At December 31, 2015, the balance on the September 2015 Notes was $125,672, including accrued interest of $20,000 and net of unamortized discounts totaling $125,612 related to the inducement warrants and an unamortized OID of $18,716. During the year ended December 31, 2015, $42,176 of the warrants discount was recorded as an amortization expense and $6,284 of the OIDs were recorded as interest expense. During the period ended March 31, 2016, the Company made payments on the September 2015 Notes totaling $22,500 and at March 31, 2016, the balance on the September 2015 Notes was $151,106, including accrued interest of $20,000 and net of unamortized discounts totaling $83,894 related to the inducement warrants and unamortized OIDs totaling $12,500. During the period ended March 31, 2016, $41,718 of the warrants discount was recorded as an amortization expense and $6,216 of the OIDs were recorded as interest expense. Subsequent to the period ended March 31, 2016, the Company has made timely submission of the payments due on the seventh month anniversaries of Issuance Date.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt (continued)

December 2015 Note:
On December 30, 2015 ("Issuance Date"), subject to a securities purchase agreement we issued a subordinated promissory note (the “December 2015 Note”) to one lender (the “December 2015 Lender”) in the aggregate amount of $110,000 (the "Original Principal"). The December 2015 Note bear interest at 8% per annum and this amount fully accrued upon execution of the loan and added $8,800 to the balance due at Issuance Date. The principal and interest is due and payable in full on December 3, 2016 (“Maturity Date”) and has a re-payment schedule which requires payments of $39,600 respectively on sixth, ninth and twelfth month anniversary dates of Issuance Date. The December 2015 Notes included an aggregate $10,000 original issuance discount ("OID") which resulted in net proceeds of $100,000. The Company has the right to prepay the December 2015 Note, pursuant to the terms thereof, at any time, provided it pays the then outstanding balance and accrued interest. The December 2015 Note provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the December 2015 Note. If there should be occurrence of an event of default, repayment of the note will be due at an amount equal to 120% of the outstanding principal and interest due.  The Note is not secured and is subordinated to senior notes issued by the Company and ranks equally with other debt issued by the Company. As an inducement for the loan, the Company issued the December 2015 Lender 500,000 restricted common shares valued at $30,050. At December 31, 2015, the balance on the December 2015 Note was $109,565, including accrued interest of $8,800 and net of unamortized OID of $9,235. During the year ended December 31, 2015, $764 of the OID was recorded as interest expense. At March 31, 2016, the balance on the December 2015 Note was $112,051, including accrued interest of $8,800 and net of unamortized OID of $6,749. During the period ended March 31, 2016, $2,486 of the OID was recorded as interest expense.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – Convertible Notes Payable

VDF Note:
On January 28, 2014, we entered into a patent settlement with VDF FutureCeuticals, Inc.("VDF") with respect to a prior action filed by VDF. In connection with the License Agreement and other agreements which formed the settlement, we issued a senior convertible note (the "VDF Note") to VDF, whereby we promised to pay VDF a principal amount equal to the sum of: (i) the aggregate amount of accrued and unpaid license fee payments, plus (ii) accrued interest on the VDF Note. The maturity of the VDF Note is December 31, 2018 unless accelerated pursuant to an event of default or the License Agreement is terminated and all accrued and unpaid obligations under the VDF Note have been paid. Due to its term, the VDF Note is classified as long term debt. Interest on the note is 7% per annum, subject to an adjustment to 12% for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. The VDF Note is secured through the Pledge and Security Agreement executed with VDF and is senior to any other debt issued by the Company. At any time VDF has the option to convert any principal outstanding on the VDF Note into shares of our common stock at a Conversion Price determined by the terms of the VDF Note. Key terms of the VDF Note include that: (i) VDF is granted an adjustment to the conversion price upon the issuance of shares of our common stock, stock options or other convertible securities; (ii) no indebtedness shall rank senior to the payments due under the VDF Note unless prior written consent of VDF is obtained; and (iii) payments under the VDF Note are secured by a Security Agreement. The VDF Note provides that we may, at our option, roll-over to the VDF Note quarterly $75,000 License fee payments and accrued interest. During the year ended December 31, 2015, we rolled-over License fee payments of $300,000 plus accrued interest for the year $18,481 for a total addition to the VDF Note of $318,481. At December 31, 2015, the VDF Note had an outstanding balance $453,298, net of a discount of $15,974 resulting from the embedded derivative. At March 31, 2016, the VDF Note had an outstanding balance $535,745, net of a discount of $16,717 resulting from the embedded derivative. During the period ended March 31, 2016, $1,252 amortization of the derivative discount on the VDF Note was recorded. Originally the Conversion Price of the Senior Convertible Note was $0.65 per share. On December 19, 2014, this was adjusted to $0.6163 per share based on our issuance of stock options. On January 20, 2015, the Conversion Price was adjusted to $0.5623 based on our issuance of an unsecured subordinate convertible debenture to a third party; on June 15, 2015, the Conversion Price was adjusted to $0.5572 as the result of re-pricing of warrants issued to a third party; on September 30, 2015, the Conversion Price was adjusted to $0.4536 based on our issuance of a fixed conversion price convertible debenture to a third party, and issuances of warrants and stock to third parties; on December 31, 2015, the Conversion Price was adjusted to $0.3823 based on our issuance of a fixed conversion price convertible debenture to a third party, and issuances of warrants and stock to third parties; and on March 31, 2016, the Conversion Price was adjusted to $0.3434 based on our issuance of stock to third parties.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – Convertible Notes Payable (continued)

LPC Note One:
On August 18, 2015, we issued a Senior Convertible Note (“LPC Note One”) to a third party ("LPC") in the amount of $250,000. LPC Note One was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016 (the “Maturity Date”). Due to its term, the Convertible Note is classified as long term debt. Interest may be paid via issuance of the Company’s common stock if the Company meets certain conditions that would allow the issuance of the Company’s common stock without any trading restrictions. LPC Note One has a $25,000 original issuance discount ("OID") which resulted in net proceeds of $225,000. The Company has the right to prepay LPC Note One, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note One provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note One. LPC Note One is not secured and is subordinated to the VDF Note, ranks equally with LPC Note Two, and ranks above other debt issued by the Company. The principal amount of LPC Note One and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.07 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note One. At no time may LPC Note One be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. As an inducement for the loan, the Company granted LPC a six year warrant to purchase 3,750,000 shares of our common stock at an exercise price of $0.10 per share valued using a Black-Scholes model at $277,014. At issuance date, LPC Note One also included a beneficial conversion feature ("BCF") of $107,143 because the exercise price of LPC Note One was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note One was capped at $117,857, resulting in a total discount of $225,000. This warrant has a cashless exercise right. At December 31, 2015, the recorded balance on LPC Note One was $67,365, net of an unamortized discount of $164,372 and an unamortized OID of $18,263. During the period ended March 31, 2016, $40,868 of the discount was recorded as an amortization expense and $4,541 of the OID was recorded as interest expense. During the year ended December 31, 2015, $60,628 of the discount was recorded as an amortization expense and $6,737 of the OID was recorded as interest expense. At March 31, 2016, the recorded balance on LPC Note One was $112,774, net of an unamortized discount of $123,504 and an unamortized OID of $13,722. For the period ended March 31, 2016 and the year ended December 31, 2015, accrued interest of $3,160 and $4,688, respectively was paid via issuance of 45,143 and 66,964 restricted common shares priced based on the Conversion Price of LPC Note One of $0.07 per clause 2(a) of LPC Note One.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – Convertible Notes Payable (continued)

LPC Note Two:
On November 23, 2015, we issued a Senior Convertible Note (“LPC Note Two”) to a third party ("LPC") in the amount of $300,000. LPC Note Two was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016 (the “Maturity Date”). Due to its term, the Convertible Note is classified as long term debt. Interest may be paid via issuance of the Company’s common stock if the Company meets certain conditions that would allow the issuance of the Company’s common stock without any trading restrictions. LPC Note Two has a $30,000 original issuance discount ("OID") which resulted in net proceeds of $270,000. The Company has the right to prepay LPC Note Two, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note Two provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note Two. LPC Note Two is not secured and is subordinated to the VDF Note, ranks equally with LPC Note One, and ranks above other debt issued by the Company. The principal amount of LPC Note Two and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.05 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note Two. At no time may LPC Note Two be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. As an inducement for the loan, the Company granted LPC a six year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.07 per share valued using a Black-Scholes model at $253,098. At issuance date, LPC Note Two also included a beneficial conversion feature ("BCF") of $102,600 because the exercise price of LPC Note Two was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note Two was capped at $167,400, resulting in a total discount of $270,000. This warrant has a cashless exercise right. At March 31, 2016, the recorded balance on LPC Note Two was $95,792, net of an unamortized discount of $183,787 and an unamortized OID of $20,421. During the period ended March 31, 2016, $60,817 of the  discount was recorded as an amortization expense and $6,757 of the OID was recorded as interest expense. At December 31, 2015, the recorded balance on LPC Note Two was $28,218, net of an unamortized discount of $244,604 and an unamortized OID of $27,178. During the year ended December 31, 2015, $25,396 of the  discount was recorded as an amortization expense and $2,822 of the OID was recorded as interest expense. For the period ended March 31, 2016 and the year ended December 31, 2015, accrued interest of $3,792 and $1,583, respectively was paid via issuance of 75,840 and 31,667 restricted common shares priced based on the Conversion Price of LPC Note Two of $0.05 per clause 2(a) of LPC Note Two.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes the convertible debt derivative activity for the year ended December 31, 2015 and the period ended March 31, 2016:

Description	Convertible Notes	Total
Fair Value at December 31, 2014	$9,168	$9,168
Increase due to issuance of subordinate convertible debenture	241,710	241,710
Reduction due to redemption of subordinate convertible debenture	(274,108)	(274,108)
Change in Fair Value	35,037	35,037
Fair Value at December 31, 2015	$11,807	$11,807
Increase due to issuance of subordinate convertible debenture	1,997	1,997
Change in Fair Value	(570)	(570)
Fair Value at March 31, 2016	$13,234	$13,234

The lattice methodology was used to value the derivative liabilities related to the convertible notes, with the following assumptions.

Assumptions:	March 31, 2016	December 31, 2015

Dividend yield	0.00%	0.00%
Risk-free rate for term	1.31%	1.31%
Volatility	127.5%	133%
Maturity dates	2.75 years	3 years
Stock Price	$0.051	$0.055

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Related Party Transactions

During the periods ended March 31, 2016 and March 31, 2015, related party transactions included:

Chief Executive Officer, Director and Board Chair.
For the period ended March 31, 2016: (i) compensation of $27,083; (ii) office rent of $3,900; and (iii) issuance of 150,366 restricted common shares at a cost of $0.05404 per share, for aggregate deemed compensation of $8,125. For the period ended March 31, 2015: (i) compensation of $32,500; (ii) office rent of $3,900; and (iii) Black-Scholes expense amortization of $54,483 related to 1,500,000 options granted on December 19, 2014 of which 750,000 vest on June 30, 2015 and 750,000 vest on December 31, 2015.

President and Chief Operating Officer.
For the period ended March 31, 2016: (i) compensation, including COBRA benefits, of $61,421; (ii) payment by the Company of $3,156 of related party accounts payable; and (iii) issuance of 318,081 restricted common shares at a cost of $0.05404 per share, for aggregate deemed compensation of $17,188. For the period ended March 31, 2015: nil transactions due to hiring date being August 10, 2015.

Chief Financial Officer, Secretary and Treasurer:
For the period ended March 31, 2016: (i) compensation of $31,250; (ii) office rent of $2,250; and (iii) issuance of 462,663 restricted common shares at a cost of $0.05404 per share, for aggregate deemed compensation of $25,000. For the period ended March 31, 2015: (i) compensation of $31,250; and (ii) office rent of $2,250.

(Former) Chief Financial Officer, Secretary and Treasurer; spouse of CEO.
For the period ended March 31, 2016: nil transactions. For the period ended March 31, 2015: consulting fees of $375.

(Currently serving) Director; (former) Chief Scientific Officer
For the period ended March 31, 2016: nil transactions. For the period ended March 31, 2015: consulting fees of $4,000.

Independent Director One:
For the period ended March 31, 2016: purchase by Independent Director One of 1,875,000 units priced at $0.04 per unit for aggregate proceeds of $75,000 with each unit including one restricted common share and one five year warrant exercisable at $0.055 per share. For the period ended March 31, 2015: nil transactions.

Independent Director Two:
For the period ended March 31, 2016: receipt by the Company of payment by Independent Director Two to the Company of $18,000 of related party accounts receivable. For the period ended March 31, 2015: $9,000 of revenue was derived from product sales to a company owned by Independent Director Two.

At March 31, 2016 and December 31, 2015, the Company had related party accounts payable of $nil and $3,156, respectively; related party accounts receivable of $nil and $18,000, respectively; and shareholder loans of $nil and $nil, respectively.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity

Overview:

Our authorized capital stock consists of 877,500,000 shares of common stock, with a par value of $0.001 per share; and 10,000 shares of preferred stock at a par value of 0.001. The holders of common stock have dividend rights, liquidation rights and voting rights of one vote for each share of common stock. There are no preferred shares issued and outstanding and the terms of any future preferred shares issuances will be as determined by the Board of Directors. As of March 31, 2016, there were 118,976,810 shares of our common stock issued and outstanding.

2016 Share Transactions

During the period ended March 31, 2016, the Company issued 4,200,000 Sale Shares and 14,234 per sale Commitment Shares under the 2015 Equity Line for aggregate proceeds of $213,511.

On January 1, 2016 we issued 600 restricted common shares at $0.0614 per share to an employee ("Employee One") for compensation. These share issuances were issued based on market close price on issue date for deemed payments totaling of $37. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 8, 2016, we issued 651,269 restricted common shares at $0.05 per share for aggregate deemed compensation of $32,563 to a service provider ("Service Provider One") as final payment for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 11, 2016 we issued 5,000 restricted common shares at $0.064 per share to an employee as a signing bonus compensation. These share issuances were issued based on market close price on issue date for deemed payments totaling of $320. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In February 2016, we executed a private placement unit offering which raised $171,000 through the sale of 4,275,000 units. This offering terminated on March 29, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. These shares were issued to four US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On February 23, 2016 we issued 5,000 restricted common shares at $0.0502 per share to an employee as a signing bonus compensation. These share issuances were issued based on market close price on issue date for deemed payments totaling of $251. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 4, 2016, we issued 3,500 restricted common shares at $0.0559 per share to a professional athlete ("Ambassador Three") for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $196. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016, we issued to LPC: (a) 45,143 restricted common shares valued at the LPC Note One Conversion Price of $0.07 for interest of $3,160 accrued on LPC Note One for the period from January 1, 2016 to March 31, 2016; and (b) 75,840 restricted common shares valued at the LPC Note Two Conversion Price of $0.05 for interest of $3,792 accrued on LPC Note Two for the period from January 1, 2016 to March 31, 2016. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 462,663 restricted common shares at $0.05404 per share as compensation to our CFO for aggregate deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 318,081 restricted common shares at $0.05404 per share as compensation to our President & COO for aggregate deemed compensation totaling $17,188. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 150,366 restricted common shares at $0.05404 per share as compensation to our CEO for aggregate deemed compensation totaling $8,125. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 600 restricted common shares at $0.0509 per share to Employee One for compensation. These share issuances were issued based on market close price on issue date for deemed payments totaling of $31. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

2015 Share Transactions

On February 6, 2015 we issued 600 restricted common shares at $0.0752 per share to Employee One for compensation. These share issuances were issued based on market close price on issue date for deemed payments totaling of $45. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On October 21, 2015, we issued 1,381,025 restricted common shares at  $0.07241 per share for aggregate deemed compensation of $100,000 to Service Provider One for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 27, 2015, we issued 2,000,000 restricted common shares at  $0.068 per share for aggregate deemed compensation of $136,000 to Service Provider One for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

Warrants:

2016 Warrant Transactions

In February 2015 we executed a private placement unit offering which raised $171,000 through the sale of 4,275,000 units. This offering terminated on March 29, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. None of these warrants have yet been exercised.

2015 Warrant Transactions

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

The fair valuations for warrants were done on date of grant using a Black Scholes option pricing model with the following assumptions:

Warrant	Risk free rate*	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price

March 29, 2016 Unit Offer Warrants	1.11% to 1.33%	0.0%	2.0 years	115% to 116%	5.0 years	$0.055	$0.0504 to $0.0559
November 23, 2015 Warrants	0.85%	0.0%	2.0 years	89%	6.0 years	$0.17	$0.17
September 30, 2015 Warrants	1.37%	0.0%	2.0 years	89%	5.0 years	$0.08	$0.08
August 18, 2015 Warrants	1.78%	0.0%	2.0 years	89%	6.0 years	$0.10	$0.10
January 27, 2014 Warrants (re-priced)	1.56%	0.0%	2.0 years	91%	4.65 years	$0.15	$0.14
January 27, 2014 Warrants (original)	1.56%	0.0%	2.0 years	91%	4.65 years	$0.65	$0.14
October 4, 2013 Warrants	1.40%	0.0%	5 years	429%	1.5 years	$0.65	$0.65
*(based on US Treasury Constant Maturities matching estimated life)

The following table summarizes the Company’s warrant activity for the period ended March 31, 2016 and the year ended December 31, 2015:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)*		Intrinsic Value**

Outstanding at December 31, 2014	5,784,848	$0.63	3.20	$	Nil
August 18, 2015 - Granted for loan fee	3,750,000	0.10	5.64		Nil
September 30, 2015 - Granted for loan fee	3,125,000	0.08	4.75		Nil
November 23, 2015 - Granted for loan fee	5,000,000	0.07	5.90		Nil
Outstanding at December 31, 2015	17,659,848	$0.24	4.76	$	Nil
March 29, 2016 - Issued for Unit Offer	4,275,000	0.055	5.00		Nil
Outstanding at March 31, 2016	21,934,848	$0.20	4.83	$	Nil
*  (remaining term as of March 31, 2016)
**(intrinsic value based on the closing share price of $0.051 on March 31, 2016)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

Options:

The fair valuations for outstanding options were done on date of grant using a Black Scholes option pricing model with the following assumptions:

Option	Risk free rate*	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price

December 19, 2014 Options	0.85%	0.0%	2.5 years	205%	2.5 years	$0.17	$0.17
November 25, 2013 Options	0.57%	0.0%	3 years	34%	1.0 years	$0.70	$0.72
*(based on US Treasury Constant Maturities matching estimated life)

A summary of changes in outstanding stock options for the period ended March 31, 2016 and the year ended December 31, 2015 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Intrinsic Value**

Outstanding at December 31, 2014	7,000,000	$0.19	4.86	$-
(no option issuances were made in 2015)	-	-	-	-
Outstanding at December 31, 2015	7,000,000	$0.19	3.86	$-
(no option issuances have been made in 2015)	-	-	-	-
Outstanding at March 31, 2016	7,000,000	$0.19	3.61	$-
*  (remaining term as of March 31, 2016)
**(intrinsic value based on the closing share price of $0.051 on March 31, 2016)

The following table summarizes information about the options outstanding at March 31, 2016:

	Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*

$0.70	250,000	$0.70	$nil	0.65	250,000	$0.70	$nil	0.65
$0.17	6,750,000	$0.17	$nil	3.72	6,750,000	$0.17	$nil	3.72
Totals	7,000,000	$0.19	$nil	3.61	7,000,000	$0.19	$nil	3.61
*  (remaining term as of March 31, 2016)
**(intrinsic value based on the closing share price of $0.051 on March 31, 2016)

The expensing and amortization of all options grants have been credited to Additional Paid-In Capital.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – Commitments and Contingencies

Litigation

Litigation
On December 30, 2015, our former beverage distributor, Splash Beverage Group ('SBG'), filed the following action in Broward County Circuit Court, Florida: Splash Beverage Group, Inc. v. KonaRed Corporation Case No. 15-022541 CACE 09 regarding the Company's cancellation of the beverage distribution agreement ("CDA") and the sales and marketing agreement ('SMA") the parties had executed on April 23, 2014. The Company had cancelled the SMA on September 16, 2015 and the CDA on September 23, 2015. This court action is now being challenged by the Company before a judge in Florida on the basis that Florida is not the proper venue since each of the two agreements executed between the parties specifically identified that "injunctive relief and/or specific performance of this Agreement, either of which shall be sought from a court of competent jurisdiction within the State of Nevada." The Company continues to believe SBG's allegations are both factually and legally unfounded and the likelihood of a material loss in this matter is considered to be remote and any damages the Company may pay are not currently estimable.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – Commitments and Contingencies (continued)

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

AMP's are due forty five days after the end of each reporting period and we may rollover AMPs to the VDF senior convertible note (the "VDF Note"). During the period ended March 31, 2016, we rolled over one AMP of $75,000 to the VDF Note; and during the year ended December 31, 2015, we rolled over four AMPs totaling $300,000, plus accrued interest of $18,481 to the VDF Note.

3.  VDF Note
The VDF Note is a senior convertible note with a maturity date of December 31, 2018. Payment requirements are accelerated: (i) pursuant to an event of default; or (ii) if the License Agreement is terminated. Interest on the Senior Convertible Note is 7% per annum, subject to adjustment to 12% for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. No indebtedness of our company shall rank senior to the payments due under the VDF Note unless prior written consent of VDF is obtained; and payments under the note are secured by the Security Agreement as described below. At any time and at the option of VDF, any principal outstanding under the VDF Note may be converted into restricted common shares of the Company based on the terms of the VDF Note. As described above in Note 8 - Convertible Notes Payable, the conversion price of the VDF Note is presently $0.3434 per share.

4.  Pledge and Security Agreement
Under the Pledge and Security Agreement, we pledged collaterally assigned and granted to VDF a security interest in all of our right, title and interest, whether now owned or hereafter acquired, in and to our Company’s property to secure the prompt and complete payment and performance of obligations existing under any of the agreements.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – Commitments and Contingencies (continued)

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – Subsequent Events

Subsequent to the period ended March 31, 2016, 902,966 shares have been issued under the 2015 Equity Line for aggregate proceeds of $44,490.

Subsequent to the period ended March 31, 2016, we have raised $135,000 through a private placement unit offering through the sale of 3,375,000 units. The price of this offer is $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. These shares were issued to four US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The following discussion and the information provided contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Report. Our actual results may differ materially from the results anticipated in any forward-looking statements in this Report due to a variety of factors, including, without limitation those set forth as "Risk Factors" in the Post-Effective Amendment to our Form S-1 which became Effective on May 12, 2016. This can be found along with all our filings  to the SEC at www.sec.gov.

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

●	KonaRed Hawaiian Superfruit Powder 100% soluble coffee fruit powder made from coffee fruit from Kona, Hawaii

●	KonaRed Wake Up Performance Powder Packets 1 tub with 30 packets

Coffee Bean Products

During summer 2015 we launched sales of KonaRed Coffee Beans in three varieties.

●	100% Kona Coffee beans

Coffee Bean Products

●	100% Kona Coffee beans with Hawaiian Coffeeberry

Coffee Bean Products

●	Blend of 10% Kona Coffee plus 90% Columbian Coffee

Industrial Ingredient Division Launch

Our industrial sales of raw coffee fruit powders and liquid extracts to other companies B2B offer an American made, U.S. Hawaiian grown coffee fruit supply to the world. We expect this product line to be a major revenue generator over the next year and we will benefit due to the comparatively higher gross margin earned on raw material sales.

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of our Company for the periods ended March 31, 2016 and March 31, 2015. A summary is as follows:

	Three Months ended March 31, 2016	Three Months ended March 31, 2015
Total Sales	$155,263	$239,665
Cost of goods sold	194,648	194,406
Gross Margin	(39,385)	45,259
Research and development	775	—
Advertising and marketing	66,297	124,941
General and administrative	532,356	457,100
Operating expenses	599,408	582,041
Loss from operations	(638,793)	(536,782)
Interest expense	(36,396)	(32,762)
Other Income (expense)	(142,833)	25,508
Net Loss	$(818,022)	$(544,036)

Net loss per share, fully diluted	$(0.01)	$(0.01)

Revenue and net sales
Total sales are comprised of product sales, product sales to a related party, and shipping and delivery fees. During the period ended March 31, 2016 we recorded net sales of $155,263 compared with total sales of $239,665 for the period ended March 31, 2015, representing an decrease of 35%. Comparative product sales for the periods ended March 31, 2016 and March 31, 2015 were $145,791 versus $226,240, respectively; product sales to a related party were $nil versus $9,000; and comparative shipping and delivery fees were $9,472 and $4,425, respectively.

We attribute the comparative decrease in total sales to the time it has taken to phase in our re-alignment of our sales distribution channels.  During the year ended December 31, 2015, we identified the lack of success of beverage distribution through our former master beverage distributor needed to be resolved and to rebuild revenue we chose to take back control of our brand. In August 2015, we hired former POM Wonderful executive Kyle Redfield to provide new leadership, restructure and create new revenue streams and in September 2015 we terminated all agreements with our former master beverage distributor. Our results for the three months ended March 31, 2016 reflect the tail end of the re-alignment which we began engineering after the agreements were terminated in later 2015. In mid-February 2016 we have introduced our new line of Cold Brew Coffees and this product is quickly gaining popularity with retailers. We expect our upcoming quarters to benefit from the growing number of shelf space authorizations we are now executing with independent retailers and mass retail chain stores to get our new cold brew coffees into regions throughout U.S.

Cost of Goods Sold

For the three month periods ended March 31, 2016 and March 31, 2015, Cost of Goods Sold ('COGS') were $194,648 compared to 194,406, respectively, which represent 125% of sales compared with 81% of sales, respectively. This corresponds to gross margin percentages of (25)% and 19%, respectively.

The negative gross margin for the period ended March 31, 2016 is largely attributable to our write-off of $42,671 of expired coconut water inventory. During 2015 we had produced levels of this product and our other beverages (which did not yet include Cold Brew Coffee) according to sales projections formulated with our master beverage distributor. During the period ended March 31, 2016 we received a return of $42,182 of unsold inventory from our former master beverage distributor which included all three products and during this period we made best efforts to clear this short dated inventory. Not all inventory was cleared and a write-off of a large amount of this inventory ensued which had a material negative impact on our gross margin for the period ended March 31, 2016. This inventory matter is now resolved and we project gross margin will improve substantially in coming quarters.

Additionally, as we re-align our sales mix with the addition of raw material ingredients sales we project this will have a beneficial effect on gross margin. Wholesale raw material ingredients have a lower cost of goods sold and earn a higher gross margin than our consumer products.

The primary COGS components for the three month periods ended March 31, 2016 and March 31, 2015 were: manufacturing costs, which include both in-house and outsourced manufacturing costs, totaling  $135,951 versus $150,022 respectively; inventory write-offs of $42,671 versus $nil; and customer shipping costs of $16,026 versus $33,146, respectively.

Operating Expenses

Our operating expenses are classified into three categories:

-  Research and development
-  Advertising and marketing
-  General and administrative expenses

Research and Development

Research and development costs were minimal for both periods ended March 31, 2016 and March 31, 2015. We project R&D costs will remain near current levels during the balance of fiscal 2016.

Advertising and Marketing

Advertising and marketing costs were $66,297 and $124,941, respectively for the three period ended March 31, 2016 versus the three month period ended March 31, 2015, representing a decrease of 47%. This decrease was attributable to our planned reduction of advertising and marketing expenditures to conserve capital during our sales distribution re-alignment process. Primary components of advertising and marketing expenses for the three month periods ended March 31, 2016 and March 31, 2015 were: (i) advertising and graphic art costs of $10,910 versus $70,827, respectively; (ii) cost of free sample demos was $25,026 versus $4,119, respectively; and (iii) other marketing expenses, sponsorships and public relations initiatives totaled $30,361 and $49,995, respectively. We project advertising and marketing costs will increase during the balance of fiscal 2016.

General and Administrative

General and administrative ('G&A') costs were $532,356 for the three month period ended March 31, 2016 compared to $457,100 for the three month period ended March 31, 2015, representing an increase of 16%. Major components of G&A for the three month periods ended March 31, 2016 and March 31, 2015 were: (i) payroll of $230,708 versus $176,238, respectively; (ii) non-cash stock issued for compensation and services of $90,662 versus $872, respectively; (iii) professional and consultant fees of $46,195 versus $59,539, respectively; and (iv) VDF License fees of $75,000 versus $75,000, respectively. We project general and administrative expenses will remain at current levels during the balance of fiscal 2016.

Interest Expense

Interest expense, including amortizations of original issuance discounts related to debt issuances and amortization of derivatives created by issuance of convertible securities, totaled $36,396 for the three month period ended March 31, 2016 versus $32,762 for the nine month period ended March 31, 2015. We project that interest expenses will remain at current levels during the balance of fiscal 2016.

Other Income (Expense)

During the three month periods ended March 31, 2016 and March 31, 2015, we recorded non-cash charges for changes in fair market value of derivative liabilities which arose from our issuance of convertible debt instruments and non-cash amortizations of discounts on notes payable. These were classified as other expense items and totaled an expense of $142,833 versus income of $25,508, respectively.

Net Loss

Our net losses for the three periods ended March 31, 2016 and March 31, 2015 were $818,022 or $0.01 per share, versus $544,036 or $0.01 per share.

Liquidity and Capital Resources

Our financial position at March 31, 2016 and December 31, 2015 was as follows:

Net Working Capital
	As of March 31, 2016	As of December 31, 2015

Current Assets	$528,853	$645,107
Current Liabilities	493,617	463,063
Net Working Capital (Deficit)	$35,236	$182,044

As of March 31, 2016 we had cash on hand of $104,039, accounts receivable  totaling $66,773, inventory of $329,839, and prepaid expenses of $28,202. This compares with cash of $148,769, accounts receivable plus accounts receivable - related party totaling $51,227, inventory of $439,158, and prepaid expenses of $5,953 as of December 31, 2015. Our net working capital decreased to a balance of $35,236 at March 31, 2016, from a balance of $182,044 at December 31, 2015. At present, we estimate we will need to raise capital during the coming twelve months to fund our strategic plans.

Cash Flows
	Three months ended March 31, 2016	Three months ended March 31, 2015

Net cash (used) by operating activities	$(481,741)	$(274,451)
Net cash provided/(used) in investing activities	-	-
Net cash provided by financing activities	437,011	475,000
Increase (decrease) in cash during the period	(44,730)	200,459
Cash, beginning of period	148,769	39,987
Cash, end of period	$104,039	$240,536

Key elements comprising the comparative figures for Net cash (used) by Operating Activities for the three month periods ended March 31, 2016 and March 31, 2015 include: (i) net losses of $818,022 and $544,036, respectively; (ii) non-cash expenses for stock issued for services and compensation of $83,710 and $872, respectively; (iii) net non-cash amortization cost of $164,085 versus income of $5,475, respectively; and (iv) increases of $109,319 versus $37,090, respectively for investment in inventory.

2015 Equity Line
On June 16, 2015, we signed a $10,250,000 million purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company. Upon signing the Purchase Agreement, LPC agreed to purchase 1,666,667 shares of our common stock for $250,000 as an initial purchase under the agreement. We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the Purchase Agreement within ten days after the Effective Date. The SEC declared this registration statement effective on July 16, 2015 and under the registration statement, we have the right, in our sole discretion, over a 30-month period to sell up to an additional $10 million of our common stock to LPC in amounts from up to 150,000 shares per sale to up to 350,000 shares per sale, depending on certain conditions as set forth in the Purchase Agreement. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of shares of Common Stock sold pursuant to the Purchase Agreement will be based on prevailing market prices of our Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to LPC. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the Purchase Agreement. LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below the floor price as set forth in the Purchase Agreement. During the period ended March 31, 2016, we raised $213,511 through equity line issuance of 4,214,234 shares. Subsequent to the end of the period, we raised $44,490 through equity line issuances of 902,966 shares; and during the year ended December 31, 2015, we raised $629,850 through equity line issuances of 8,591,989 shares.

Unit Offers
In February 2016, we executed a private placement unit offering which raised $171,000 through the sale of 4,275,000 units. This offering terminated on March 29, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. These shares were issued to four US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Subsequent to the period ended March 31, 2016, we have raised an additional $135,000 through a private placement unit offering through the sale of 3,375,000 units. The price of this offer is $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. These shares were issued to four US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Short-term Debt

September 2015 Notes:
On September 30, 2015 ("Issuance Date"), subject to securities purchase agreements we issued two subordinated promissory notes (the “September 2015 Notes”) to two lenders (the “September 2015 Lenders”) in the aggregate amount of $250,000 (the "Original Principal"). The September 2015 Notes bear interest at 8% per annum and this amount fully accrued upon execution of the loans and added $20,000 to the balance due at Issuance Date. The principal and interest is due and payable in full on September 30, 2016 (“Maturity Date”) with monthly prepayments of 3% of the Original Principal on the fourth through sixth monthly anniversaries of the Issuance Date and monthly prepayments or 10% of the Original Principal on the seventh through eleventh monthly anniversaries of the Issuance Date. The September 2015 Notes included an aggregate $25,000 original issuance discount ("OID") which resulted in net proceeds of $225,000. The Company has the right to prepay the September 2015 Notes, pursuant to the terms thereof, at any time, provided it pays the then outstanding balance and accrued interest. The September 2015 Notes provide for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the September 2015 Notes. The interest rate shall be 18% upon the occurrence of an event of default and repayment of the note at an amount equal to 120% of the outstanding principal and interest due. The September 2015 Notes are not secured and are subordinated to senior notes issued by the Company. As an inducement for the loans, the Company granted the September 2015 Lenders five-year warrants to purchase an aggregate of 3,125,000 shares of our common stock at an exercise price of $0.08 per share valued using a Black-Scholes model at $167,788. The warrants include cashless exercise rights. At December 31, 2015, the balance on the September 2015 Notes was $125,672, including accrued interest of $20,000 and net of unamortized discounts totaling $125,612 related to the inducement warrants and an unamortized OID of $18,716. During the year ended December 31, 2015, $42,176 of the warrants discount was recorded as an amortization expense and $6,284 of the OIDs were recorded as interest expense. During the period ended March 31, 2016, the Company made payments on the September 2015 Notes totaling $22,500 and at March 31, 2016, the balance on the September 2015 Notes was $151,106, including accrued interest of $20,000 and net of unamortized discounts totaling $83,894 related to the inducement warrants and unamortized OIDs totaling $12,500. During the period ended March 31, 2016, $41,718 of the warrants discount was recorded as an amortization expense and $6,216 of the OIDs were recorded as interest expense. Subsequent to the period ended March 31, 2016, the Company has made timely submission of the payments due on the seventh month anniversaries of Issuance Date.

December 2015 Note:
On December 30, 2015 ("Issuance Date"), subject to a securities purchase agreement we issued a subordinated promissory note (the “December 2015 Note”) to one lender (the “December 2015 Lender”) in the aggregate amount of $110,000 (the "Original Principal"). The December 2015 Note bear interest at 8% per annum and this amount fully accrued upon execution of the loan and added $8,800 to the balance due at Issuance Date. The principal and interest is due and payable in full on December 3, 2016 (“Maturity Date”) and has a re-payment schedule which requires payments of $39,600 respectively on sixth, ninth and twelfth month anniversary dates of Issuance Date. The December 2015 Notes included an aggregate $10,000 original issuance discount ("OID") which resulted in net proceeds of $100,000. The Company has the right to prepay the December 2015 Note, pursuant to the terms thereof, at any time, provided it pays the then outstanding balance and accrued interest. The December 2015 Note provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the December 2015 Note. If there should be occurrence of an event of default, repayment of the note will be due at an amount equal to 120% of the outstanding principal and interest due.  The Note is not secured and is subordinated to senior notes issued by the Company and ranks equally with other debt issued by the Company. As an inducement for the loan, the Company issued the December 2015 Lender 500,000 restricted common shares valued at $30,050. At December 31, 2015, the balance on the December 2015 Note was $109,565, including accrued interest of $8,800 and net of unamortized OID of $9,235. During the year ended December 31, 2015, $764 of the OID was recorded as interest expense. At March 31, 2016, the balance on the December 2015 Note was $112,051, including accrued interest of $8,800 and net of unamortized OID of $6,749. During the period ended March 31, 2016, $2,486 of the OID was recorded as interest expense.

Long-term Debt

VDF Note:
On January 28, 2014, we entered into a patent settlement with VDF FutureCeuticals, Inc.("VDF") with respect to a prior action filed by VDF. In connection with the License Agreement and other agreements which formed the settlement, we issued a senior convertible note (the "VDF Note") to VDF, whereby we promised to pay VDF a principal amount equal to the sum of: (i) the aggregate amount of accrued and unpaid license fee payments, plus (ii) accrued interest on the VDF Note. The maturity of the VDF Note is December 31, 2018 unless accelerated pursuant to an event of default or the License Agreement is terminated and all accrued and unpaid obligations under the VDF Note have been paid. Due to its term, the VDF Note is classified as long term debt. Interest on the note is 7% per annum, subject to an adjustment to 12% for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. The VDF Note is secured through the Pledge and Security Agreement executed with VDF and is senior to any other debt issued by the Company. At any time VDF has the option to convert any principal outstanding on the VDF Note into shares of our common stock at a Conversion Price determined by the terms of the VDF Note. Key terms of the VDF Note include that: (i) VDF is granted an adjustment to the conversion price upon the issuance of shares of our common stock, stock options or other convertible securities; (ii) no indebtedness shall rank senior to the payments due under the VDF Note unless prior written consent of VDF is obtained; and (iii) payments under the VDF Note are secured by a Security Agreement. The VDF Note provides that we may, at our option, roll-over to the VDF Note quarterly $75,000 License fee payments and accrued interest. During the year ended December 31, 2015, we rolled-over License fee payments of $300,000 plus accrued interest for the year $18,481 for a total addition to the VDF Note of $318,481. At December 31, 2015, the VDF Note had an outstanding balance $453,298, net of a discount of $15,974 resulting from the embedded derivative. At March 31, 2016, the VDF Note had an outstanding balance $535,745, net of a discount of $16,717 resulting from the embedded derivative. Originally the Conversion Price of the Senior Convertible Note was $0.65 per share. On December 19, 2014, this was adjusted to $0.6163 per share based on our issuance of stock options. On January 20, 2015, the Conversion Price was adjusted to $0.5623 based on our issuance of an unsecured subordinate convertible debenture to a third party; on June 15, 2015, the Conversion Price was adjusted to $0.5572 as the result of re-pricing of warrants issued to a third party; on September 30, 2015, the Conversion Price was adjusted to $0.4536 based on our issuance of a fixed conversion price convertible debenture to a third party, and issuances of warrants and stock to third parties; on December 31, 2015, the Conversion Price was adjusted to $0.3823 based on our issuance of a fixed conversion price convertible debenture to a third party, and issuances of warrants and stock to third parties; and on March 31, 2016, the Conversion Price was adjusted to $0.3434 based on our issuance of stock to third parties.

LPC Note One:
On August 18, 2015, we issued a Senior Convertible Note (“LPC Note One”) to a third party ("LPC") in the amount of $250,000. LPC Note One was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016 (the “Maturity Date”). Due to its term, the Convertible Note is classified as long term debt. Interest may be paid via issuance of the Company’s common stock if the Company meets certain conditions that would allow the issuance of the Company’s common stock without any trading restrictions. LPC Note One has a $25,000 original issuance discount ("OID") which resulted in net proceeds of $225,000. The Company has the right to prepay LPC Note One, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note One provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note One. LPC Note One is not secured and is subordinated to the VDF Note, ranks equally with LPC Note Two, and ranks above other debt issued by the Company. The principal amount of LPC Note One and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.07 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note One. At no time may LPC Note One be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. As an inducement for the loan, the Company granted LPC a six year warrant to purchase 3,750,000 shares of our common stock at an exercise price of $0.10 per share valued using a Black-Scholes model at $277,014. At issuance date, LPC Note One also included a beneficial conversion feature ("BCF") of $107,143 because the exercise price of LPC Note One was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note One was capped at $117,857, resulting in a total discount of $225,000. This warrant has a cashless exercise right. At December 31, 2015, the recorded balance on LPC Note One was $67,365, net of an unamortized discount of $164,372 and an unamortized OID of $18,263. During the period ended March 31, 2016, $40,868 of the discount was recorded as an amortization expense and $4,541 of the OID was recorded as interest expense. During the year ended December 31, 2015, $60,628 of the discount was recorded as an amortization expense and $6,737 of the OID was recorded as interest expense. At March 31, 2016, the recorded balance on LPC Note One was $112,774, net of an unamortized discount of $123,504 and an unamortized OID of $13,722. For the period ended March 31, 2016 and the year ended December 31, 2015, accrued interest of $3,160 and $4,688, respectively was paid via issuance of 45,143 and 66,964 restricted common shares priced based on the Conversion Price of LPC Note One of $0.07 per clause 2(a) of LPC Note One.

LPC Note Two:
On November 23, 2015, we issued a Senior Convertible Note (“LPC Note Two”) to a third party ("LPC") in the amount of $300,000. LPC Note Two was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016 (the “Maturity Date”). Due to its term, the Convertible Note is classified as long term debt. Interest may be paid via issuance of the Company’s common stock if the Company meets certain conditions that would allow the issuance of the Company’s common stock without any trading restrictions. LPC Note Two has a $30,000 original issuance discount ("OID") which resulted in net proceeds of $270,000. The Company has the right to prepay LPC Note Two, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note Two provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note Two. LPC Note Two is not secured and is subordinated to the VDF Note, ranks equally with LPC Note One, and ranks above other debt issued by the Company. The principal amount of LPC Note Two and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.05 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note Two. At no time may LPC Note Two be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. As an inducement for the loan, the Company granted LPC a six year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.07 per share valued using a Black-Scholes model at $253,098. At issuance date, LPC Note Two also included a beneficial conversion feature ("BCF") of $102,600 because the exercise price of LPC Note Two was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note Two was capped at $167,400, resulting in a total discount of $270,000. This warrant has a cashless exercise right. At March 31, 2016, the recorded balance on LPC Note Two was $95,792, net of an unamortized discount of $183,787 and an unamortized OID of $20,421. During the period ended March 31, 2016, $60,817 of the  discount was recorded as an amortization expense and $6,757 of the OID was recorded as interest expense. At December 31, 2015, the recorded balance on LPC Note Two was $28,218, net of an unamortized discount of $244,604 and an unamortized OID of $27,178. During the year ended December 31, 2015, $25,396 of the  discount was recorded as an amortization expense and $2,822 of the OID was recorded as interest expense. For the period ended March 31, 2016 and the year ended December 31, 2015, accrued interest of $3,792 and $1,583, respectively was paid via issuance of 75,840 and 31,667 restricted common shares priced based on the Conversion Price of LPC Note Two of $0.05 per clause 2(a) of LPC Note Two.

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

The following table summarizes the convertible debt derivative activity for the year ended December 31, 2015 and the period ended March 31, 2016:

Description	Convertible Notes	Total
Fair Value at December 31, 2014	$9,168	$9,168
Increase due to issuance of subordinate convertible debenture	241,710	241,710
Reduction due to redemption of subordinate convertible debenture	(274,108)	(274,108)
Change in Fair Value	35,037	35,037
Fair Value at December 31, 2015	$11,807	$11,807
Increase due to issuance of subordinate convertible debenture	1,997	1,997
Change in Fair Value	(570)	(570)
Fair Value at March 31, 2016	$13,234	$13,234

The lattice methodology was used to value the derivative liabilities related to the convertible notes, with the following assumptions.

Assumptions:	March 31, 2016	December 31, 2015

Dividend yield	0.00%	0.00%
Risk-free rate for term	1.31%	1.31%
Volatility	127.5%	133%
Maturity dates	2.75 years	3 years
Stock Price	$0.051	$0.055

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements at March 31, 2016 or December 31, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. Management’s assessment was based on criteria set forth in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of March 31, 2016, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

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

C.   Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 30, 2015, our former beverage distributor, Splash Beverage Group ('SBG'), filed the following action in Broward County Circuit Court, Florida: Splash Beverage Group, Inc. v. KonaRed Corporation Case No. 15-022541 CACE 09 regarding the Company's cancellation of the beverage distribution agreement ("CDA") and the sales and marketing agreement ('SMA") the parties had executed on April 23, 2014. The Company had cancelled the SMA on September 16, 2015 and the CDA on September 23, 2015. This court action is now being challenged by the Company before a judge in Florida on the basis that Florida is not the proper venue since each of the two agreements executed between the parties specifically identified that "injunctive relief and/or specific performance of this Agreement, either of which shall be sought from a court of competent jurisdiction within the State of Nevada." The Company continue to believe SBG's allegations are both factually and legally unfounded and the likelihood of a material loss in this matter is considered to be remote and any damages the Company may pay are not currently estimable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2016 we issued 600 restricted common shares at $0.0614 per share to an employee ("Employee One") for compensation. These share issuances were issued based on market close price on issue date for deemed payments totaling of $37. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 8, 2016, we issued 651,269 restricted common shares at $0.05 per share for aggregate deemed compensation of $32,563 to a service provider ("Service Provider One") as final payment for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 11, 2016 we issued 5,000 restricted common shares at $0.064 per share to an employee as a signing bonus compensation. These share issuances were issued based on market close price on issue date for deemed payments totaling of $320. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In February 2016, we executed a private placement unit offering which raised $171,000 through the sale of 4,275,000 units. This offering terminated on March 29, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. These shares were issued to four US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 23, 2016 we issued 5,000 restricted common shares at $0.0502 per share to an employee as a signing bonus compensation. These share issuances were issued based on market close price on issue date for deemed payments totaling of $251. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 4, 2016, we issued 3,500 restricted common shares at $0.0559 per share to a professional athlete ("Ambassador Three") for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $196. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016, we issued to LPC: (a) 45,143 restricted common shares valued at the LPC Note One Conversion Price of $0.07 for interest of $3,160 accrued on LPC Note One for the period from January 1, 2016 to March 31, 2016; and (b) 75,840 restricted common shares valued at the LPC Note Two Conversion Price of $0.05 for interest of $3,792 accrued on LPC Note Two for the period from January 1, 2016 to March 31, 2016. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 462,663 restricted common shares at $0.05404 per share as compensation to our CFO for aggregate deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 318,081 restricted common shares at $0.05404 per share as compensation to our President & COO for aggregate deemed compensation totaling $17,188. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 150,366 restricted common shares at $0.05404 per share as compensation to our CEO for aggregate deemed compensation totaling $8,125. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 600 restricted common shares at $0.0509 per share to Employee One for compensation. These share issuances were issued based on market close price on issue date for deemed payments totaling of $31. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Subsequent to the period ended March 31, 2016, we have raised $135,000 through a private placement unit offering through the sale of 3,375,000 units. The price of this offer is $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. These shares were issued to four US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.                 Exhibit Description

Exhibit Number	Description	Filed

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.2	Bylaws	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.3	Articles of Merger dated effective September 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
3.4	Certificate of Change dated effective Septem4ber 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
(31)	Certifications
31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
(101)	Interactive Data File
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Taxonomy Extension Labels Linkbase Document	Filed herewith
101.PLE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONARED CORPORATION

/s/ Shaun Roberts	Dated:	May 16, 2016
Shaun Roberts
Chief Executive Officer

/s/ John Dawe	Dated:	May 16, 2016
John Dawe
Chief Financial Officer,
Secretary & Treasurer