Form 10-Q
period 2016-06-30
KonaRed Corp
filed 2016-08-15
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Tel. (808) 212-1553
 (Registrant's telephone no., including area code)

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

The issuer had 135,151,992 shares of common stock issued and outstanding as of August 15, 2016.

KONARED CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

KONARED CORPORATION
BALANCE SHEETS

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS

CURRENT ASSETS
Cash	$81,776	$148,769
Accounts receivable	106,152	33,227
Accounts receivable - related party	—	18,000
Inventory	358,322	439,158
Prepaid expenses	3,400	5,953
TOTAL CURRENT ASSETS	549,650	645,107

OTHER ASSETS
Fixed assets (net of accumulated depreciation)	9,025	10,247
TOTAL OTHER ASSETS	9,025	10,247
TOTAL ASSETS	$558,675	$655,354

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$213,622	$211,429
Accounts payable - related party	1,605	3,156
Short term convertible notes payable, net of discounts	321,547	—
Short term debt, net of discounts	198,977	235,237
Unearned revenue	1,198	1,434
Derivative liability	14,526	11,807
TOTAL CURRENT LIABILITIES	751,475	463,063

LONG TERM LIABILITIES
Convertible notes payable, net of discounts	644,272	548,881
TOTAL LONG TERM LIABILITIES	644,272	548,881

TOTAL LIABILITIES	1,395,747	1,011,944

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred shares, 10,000 shares with par value $0.001 authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common shares, 877,500,000 shares with par value $0.001 authorized; 134,143,345 and 108,769,514 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	134,183	108,787
Additional paid in capital	20,722,624	19,616,012
Accumulated deficit	(21,693,879)	(20,081,389)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(837,072)	(356,590)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$558,675	$655,354

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

REVENUE:
Product sales	$228,393	$159,970	$374,184	$386,210
Product sales - related party	—	9,000	—	18,000
Shipping and delivery	1,269	4,652	10,741	9,077
Total sales	229,662	173,622	384,925	413,287

Cost of Goods Sold	130,689	147,129	325,337	341,535
GROSS MARGIN	98,973	26,493	59,588	71,752

OPERATING EXPENSES:
Research and development	3,930	4,610	4,685	4,610
Advertising and marketing	91,376	73,604	157,673	198,545
General and administrative expenses	618,657	837,045	1,151,013	1,294,145
Total operating expenses	713,963	915,259	1,313,371	1,497,300
Loss from operations	(614,990)	(888,766)	(1,253,783)	(1,425,548)

OTHER INCOME (EXPENSE):
Interest expense	(37,136)	(141,481)	(73,532)	(174,243)
Amortization expense - notes discounts	(143,403)	—	(286,806)	—
Change in fair market value of derivative liability	1,061	(62,964)	1,631	(37,456)
Loss on equity modification	—	(41,753)	—	(41,753)
Total other income (expense)	(179,478)	(246,198)	(358,707)	(253,452)
Loss before income taxes	$(794,468)	$(1,134,964)	$(1,612,490)	$(1,679,000)
Provision for income taxes	—	—	—	—
Net Loss	$(794,468)	$(1,134,964)	$(1,612,490)	$(1,679,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding	126,018,909	84,928,109	119,384,644	84,219,489

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Ending balance – December 31, 2014	83,496,530	$83,497	$16,705,636	$(16,281,020)	$508,113
Common shares issued for cash	3,333,334	3,333	346,667	—	350,000
Common shares issued under equity line	8,550,000	8,550	621,300	—	629,850
Common shares issued for services	6,344,022	6,345	591,926	—	598,271
Common shares issued for equity line underwriting fees	2,708,656	2,724	(2,724)	—	—
Common shares issued as compensation	4,238,341	4,238	346,645	—	350,883
Common shares issued for interest payments	98,631	100	6,171	—	6,271
Additional paid-in capital related to option grants	—	—	220,960	—	220,960
Additional paid-in capital related to warrant issuances	—	—	453,046	—	453,046
Additional paid-in capital related to convertible notes beneficial conversion features	—	—	209,743	—	209,743
Additional paid-in capital related to convertible notes redemption	—	—	74,889	—	74,889
Additional paid-in capital related to equity modification	—	—	41,753	—	41,753
Net loss – year ended December 31, 2015	—	—	—	(3,800,369)	(3,800,369)
Ending Balance – December 31, 2015	108,769,514	$108,787	$19,616,012	$(20,081,389)	$(356,590)
Common shares issued for cash	14,125,000	14,125	550,875	—	565,000
Common shares issued under equity line for cash	6,150,000	6,150	303,136	—	309,286
Common shares issued for services	2,268,769	2,270	111,110	—	113,380
Common shares issued for equity line underwriting fees	20,619	41	(41)	—	—
Common shares issued as compensation	2,567,477	2,568	128,809	—	131,377
Common shares issued for interest payments	241,966	242	12,723	—	12,965
Net loss – period ended June 30, 2016	—	—	—	(1,612,490)	(1,612,490)
Ending Balance – June 30, 2016	134,143,345	$134,183	$20,722,624	$(21,693,879)	$(837,072)

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

OPERATING ACTIVITIES:
Net loss	$(1,612,490)	$(1,679,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,222	3,670
Bad debt expense	172	5,508
Stock issued for compensation	131,377	299,167
Stock issued for services	113,380	25,213
Option grants expense	—	109,572
Change in fair market value of derivative liability	(1,631)	37,456
Amortization of notes payable discounts	329,439	75,235
Loss on equity modification	—	41,753
Change in operating assets and liabilities:
Accounts receivable	(55,097)	31,314
Inventory	80,836	108,395
Prepaid expenses	2,553	16,000
Other current assets	—	652
Accounts payable and accrued liabilities	13,607	135,096
Accrued interest	17,689	10,550
Unearned revenue	(236)	(1,178)
NET CASH USED IN OPERATING ACTIVITIES	(979,179)	(780,597)

FINANCING ACTIVITIES:
Proceeds from convertible notes payable	175,000	550,000
Repayments on convertible notes payable	—	(440,000)
Proceeds from short term debt - related party	—	500,000
Repayments on short term debt - related party	—	(50,000)
Repayments on short term debt	(137,100)	—
Proceeds from issuance of common stock for cash	874,286	350,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	912,186	910,000

NET INCREASE (DECREASE) IN CASH	(66,993)	129,403

CASH, Beginning of Period	148,769	39,987

CASH, End of Period	$81,776	$169,390

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Cash paid during the year for:
Interest	$—	$174,243
Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
(Unaudited)

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015

Discount from convertible debentures		$—	$277,749
Discount on derivative		$4,350	$—
Shares issued as commitment fees - offering costs		$41	$2,667
Interest paid by stock issuances		$12,965	$—
Settlement of derivative liability related to convertible debenture redemption	$		$274,108

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Nature of Organization

KonaRed Corporation ("KonaRed", "KonaRed Corporation", "us", "we", the "Registrant", or the "Company") was incorporated in the State of Nevada on October 4, 2010 as TeamUpSport Inc. Prior to, and in anticipation of, closing of an asset purchase agreement (the "Asset Agreement") with Sandwich Isles Trading Co, Inc., on September 9, 2013 our company effected a name change by merging with our wholly-owned Nevada subsidiary named "KonaRed Corporation" with our company as the surviving corporation under the new name "KonaRed Corporation". On October 4, 2013 pursuant to the terms the Asset Agreement, we acquired substantially all of the assets, property and undertaking of the health beverage and food business (the "Business") operated under the name "KonaRed" from Sandwich Isles Trading Co., Inc. ("SITC") which was a private company incorporated in Hawaii on August 22, 2008 and dissolved on May 23, 2014. As a result of October 4, 2013 acquisition of the Business from Sandwich Isles Trading Co., Inc. ("SITC") we ceased to be a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act").

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Fiscal Year

These financial statements have been presented by the Company in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company's fiscal year-end is December 31st.

Use of Estimates
The preparation of these financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to recoverability of long-lived assets, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

Financial Instruments
The Company's financial instruments consist principally of cash, accounts receivable, inventory, accounts payable, notes payable and related party debt. The Company believes that the recorded values of all of these financial instruments approximate their current fair values because of the short term nature and respective maturity dates or durations.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents recorded for the periods ended June 30, 2016 and December 31, 2015.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the periods ended June 30, 2016 and June 30, 2015, the Company wrote off accounts receivable totaling $172 and $5,508, respectively. There were no allowances for doubtful accounts recorded for the period ended June 30, 2016 or the year ended December 31, 2015.

Inventories
Inventories are composed of raw materials and finished goods. Our raw materials inventory is comprised of dried coffee fruit and other input components, such as labels, caps, and packaging materials. Our finished goods inventory process begins when we take possession of dried coffee fruit from coffee growers in Hawaii. We then ship the raw material to our California warehouse for storage and then send required quantities to subcontractors for value-added processing; or we ship the raw materials directly from Hawaii to the processors. For our beverage products which include coffee fruit, value-added processing then occurs whereby the dried coffee fruit is converted to liquid extract through water based extraction. The extracts are then shipped from the raw materials processors to our California warehouse or directly to our bottling contractors. The bottling contractors then add our proprietary extract to other ingredients to produce our finished goods. Our cold brew coffee is manufactured using a comparable process. Finished goods are shipped back to either our Company's warehouse or third party transit agents and subsequently disseminated to either distributors or shipped directly to retailers. The process for production of our nutritional wellness products follows a similar manufacturing chain, but does not involve a bottling process.

Inventories are valued at the lower of cost, as determined on an average basis, or market. Market value is determined by reference to selling prices at, or around, balance sheet date or by management's estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. If a valuation allowance is required, an offsetting entry is made which expenses the reserved inventory to cost of goods sold during the period in which the valuation was required. Subsequently, if this reserved inventory is used in future periods, an offset is entered to cost of goods sold which decreases cost of goods sold during that subsequent period. Costs of raw material and finished goods inventories include purchase and related costs incurred in bringing the products to their present location and condition. Labor, direct and indirect overhead, and the processing, bottling and shipping costs incurred during 3rd party manufacturing are factored into the costs of our inventories.

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

No liability for unrecognized tax benefits was recorded as of June 30, 2016 and December 31, 2015.

Stock Based Payments
We account for share-based awards to employees in accordance with ASC 718 "Stock Compensation". Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 "Equity", wherein such awards are expensed over the period in which the related services are rendered.

Reclassification
The financial statements for the period ended June 30, 2015 have been reclassified to conform to the 2016 presentation.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Derivative financial instruments
In accordance with ASC 820–10–35–37 Fair Value in Financial Instruments; ASC 815 Accounting for
Derivative Instruments and Hedging Activities; and ASC 815–40 (formerly Emerging Issues Task Force ("EITF") Issue No. 00–19 and EITF 07–05), the Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations.

As of June 30, 2016, the Company had outstanding a senior convertible note (the "VDF Note") with a balance of $626,313, net of a discount of $17,691. The Company determined the VDF Note had an embedded derivative valued at $14,526 at June 30, 2016 due to Sr. Note One having a provision which required adjustments to the conversion price to compensate for dilutive stock issuance events unrelated to the VDF Note. As of December 31, 2015, the VDF Note had a balance of $453,298, net of a discount of $15,974 and the embedded derivative liability was valued at $11,807. During the period ended June 30, 2016, $175,000 of principal was added to the VDF Note. This was comprised of patent license fee payments of $75,000 and $100,000 which were rolled over to the VDF Note.

The net amount of the Change in Fair Value of Derivatives for the six month period ended June 30, 2016 was a gain of $1,631, which included the net amount of mark-to-market value changes in the embedded derivatives liabilities of the VDF Note.

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using the treasury stock method; and convertible preferred stock and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company currently has options, warrants and convertible debt outstanding, and no convertible preferred stock has been issued. Common stock equivalents pertaining to the options, warrants and convertible debt were not included in the computation of diluted net loss per common share in these financial statements because the effect would have been anti-dilutive due to the net losses for the periods ended June 30, 2016 and June 30, 2015.

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

Fair Value Measurements
As defined in ASC 820 "Fair Value Measurements", fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

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

Level components:	As of June 30, 2016	As of December 31, 2015
Cash	$81,776	$148,769
Accounts receivable	106,152	33,227
Accounts receivable - related party	-	18,000
Inventories	358,322	439,158
Prepaid expenses	3,400	5,953
Acc/payable and accrued liabilities	215,227	211,429
Accounts payable - related party	-	3,156
Short term convertible notes, net of discounts	321,547	-
Short term debt, net of discounts	198,977	235,237
Unearned revenue	1,198	1,434
Level 1 total	$1,286,599	$1,096,363

Derivative liability	$14,526	$11,807
Level 2 total	$14,526	$11,807
	-	-
Level 3 total	$Nil	$Nil

It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments which it holds.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Advertising
Costs for advertising are expensed when incurred. Advertising costs totaled $20,105 and $105,505 for the six month periods ended June 30, 2016 and June 30, 2015, respectively. The Company also incurs marketing expenses for product promotion and investor relations which are combined with advertising to form the advertising and marketing line item in our statement of operations. Excluding advertising, these other promotional costs $137,568 and $93,040 for the six month periods ended June 30, 2016 and June 30, 2015, respectively.

Fixed Assets
Fixed assets are recorded at cost. Depreciation is calculated on a straight line method over the estimated useful lives of the various assets as follows:

ASSET	Depreciation Term

Furniture and equipment	5 - 7 years
Warehouse fixtures	10 years

During the six month periods ended June 30, 2016 and June 30, 2015: (a) depreciation for furniture and equipment of $1,048 and $1,048 was respectively recorded; and (b) depreciation for warehouse fixtures of $174 and $174 was respectively recorded. Accumulated depreciation for all fixed assets totaled $5,649 at June 30, 2016.

Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

Maintenance and repairs will be expensed as incurred while renewals and betterments will be capitalized.

Recent Accounting Pronouncements

In July , 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-11, Simplifying the Measurement of Inventory, which requires that inventory be measured within the scope of the Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This ASU conforms with the Company's current protocol for evaluating inventory and the Company will prospectively implement adoption of this ASU. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

On April 7, 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early application is permitted.  The ASU requires retrospective application to all prior periods presented in the financial statements. The Company has elected not to early adopt ASU 2015-03.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards.  This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company's financial statements.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses totaling $21,693,879 as of June 30, 2016; and has a incurred a net loss for the current six month period of $1,612,490. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. If necessary, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. To address these issues, on June 5, 2015 the Company entered into a new equity line share purchase agreement (the "2015 Purchase Agreement"), pursuant to which we may make sales of shares of our common stock, subject to certain limitations set forth in the 2015 Purchase Agreement. During the six month period ended June 30, 2016, cash proceeds from this equity line totaled $309,286 and raised net cash proceeds of $13,650 during the subsequent period referenced in these financial statements. Additionally during the period ended June 30, 2016 the Company has raised additional net funds of $171,000 and $394,000, respectively, from two private placement unit offerings.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – Inventory

Inventory includes raw materials and finished goods. Finished goods contain direct materials and other manufacturing costs charged directly by third party manufacturing vendors. Inventory consists of the following:

	June 30, 2016	December 31, 2015

Raw materials	$76,672	$100,702
Finished goods	281,650	338,456
Inventory allowance	—	—
Total	$358,322	$439,158

During the period ended June 30, 2016, the Company initially wrote down inventory by $43,868 during the first three months of this period and then reclassified the write down as reserved inventory available for use in the second three months of this period. This inventory was then used for marketing purposes and removed from reserved inventory and recorded as a marketing expense during the second three month period. During the year ended December 31, 2015, the Company wrote down inventory by $26,760 to account for expired inventory which had been write-off and disposed of, and for minor manufacturing process shrinkages. The Company recognized $nil and $nil recovery in inventory allowance respectively for the period ended June 30, 2016 and the year ended December 31, 2015. At June 30, 2016 the Company had $nil of reserved inventory and all inventory was valued at full cost.

NOTE 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses at June 30, 2016 and December 31, 2015 were comprised of prepayments of $3,400 for office expenses and $5,953 for manufacturing runs, respectively.

NOTE 6 – Fixed Assets

Fixed assets at June 30, 2016 and December 31, 2015 respectively comprised: (a) furniture and equipment totaling $6,591 and 2,434, net of accumulated depreciation of $4,611 and $3,563; and (b) warehouse fixtures totaling $2,434 and $2,608, net of accumulated depreciation of $1,038 and $864.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt and Short Term Convertible Notes Payable

September 2015 Notes:
On September 30, 2015 ("Issuance Date"), subject to securities purchase agreements we issued two subordinated promissory notes (the "September 2015 Notes") to two lenders (the "September 2015 Lenders") in the aggregate amount of $250,000 (the "Original Principal"). The September 2015 Notes bear interest at 8% per annum and this amount fully accrued upon execution of the loans and added $20,000 to the balance due at Issuance Date. The principal and interest is due and payable in full on September 30, 2016 ("Maturity Date") with monthly prepayments of 3% of the Original Principal on the fourth through sixth monthly anniversaries of the Issuance Date and monthly prepayments or 10% of the Original Principal on the seventh through eleventh monthly anniversaries of the Issuance Date. The September 2015 Notes included an aggregate $25,000 original issuance discount ("OID") which resulted in net proceeds of $225,000. The Company has the right to prepay the September 2015 Notes, pursuant to the terms thereof, at any time, provided it pays the then outstanding balance and accrued interest. The September 2015 Notes provide for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the September 2015 Notes. The interest rate shall be 18% upon the occurrence of an event of default and repayment of the note at an amount equal to 120% of the outstanding principal and interest due. The September 2015 Notes are not secured and are subordinated to senior notes issued by the Company. As an inducement for the loans, the Company granted the September 2015 Lenders five‑year warrants to purchase an aggregate of 3,125,000 shares of our common stock at an exercise price of $0.08 per share valued using a Black-Scholes model at $167,788. The warrants include cashless exercise rights. At December 31, 2015, the balance on the September 2015 Notes was $125,672, including accrued interest of $20,000 and net of unamortized discounts totaling $125,612 related to the inducement warrants and an unamortized OID of $18,716. During the year ended December 31, 2015, $42,176 of the warrants discount was recorded as an amortization expense and $6,284 of the OIDs were recorded as interest expense. During the six month period ended June 30, 2016, the Company made payments on the September 2015 Notes totaling $97,500 and at June 30, 2016, the balance on the September 2015 Notes was $124,040, including accrued interest of $20,000 and net of unamortized discounts totaling $42,176 related to the inducement warrants and unamortized OIDs totaling $6,284. During the period ended June 30, 2016, $83,436 of the warrants discount was recorded as an amortization expense and $12,432 of the OIDs were recorded as interest expense. Subsequent to the period ended June 30, 2016, the Company has made timely submission of the payments due on the tenth month anniversaries of Issuance Date.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt and Short Term Convertible Notes Payable (continued)

December 2015 Note:
On December 30, 2015 ("Issuance Date"), subject to a securities purchase agreement we issued a subordinated promissory note (the "December 2015 Note") to one lender (the "December 2015 Lender") in the aggregate amount of $110,000 (the "Original Principal"). The December 2015 Note bear interest at 8% per annum and this amount fully accrued upon execution of the loan and added $8,800 to the balance due at Issuance Date. The principal and interest is due and payable in full on December 3, 2016 ("Maturity Date") and has a re-payment schedule which requires payments of $39,600 respectively on sixth, ninth and twelfth month anniversary dates of Issuance Date. The December 2015 Notes included an aggregate $10,000 original issuance discount ("OID") which resulted in net proceeds of $100,000. The Company has the right to prepay the December 2015 Note, pursuant to the terms thereof, at any time, provided it pays the then outstanding balance and accrued interest. The December 2015 Note provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the December 2015 Note. If there should be occurrence of an event of default, repayment of the note will be due at an amount equal to 120% of the outstanding principal and interest due.  The Note is not secured and is subordinated to senior notes issued by the Company and ranks equally with other debt issued by the Company. As an inducement for the loan, the Company issued the December 2015 Lender 500,000 restricted common shares valued at $30,050. At December 31, 2015, the balance on the December 2015 Note was $109,565, including accrued interest of $8,800 and net of unamortized OID of $9,235. During the year ended December 31, 2015, $764 of the OID was recorded as interest expense. At June 30, 2016, the balance on the December 2015 Note was $74,937, including accrued interest of $8,800 and net of unamortized OID of $4,263. During the six month period ended June 30, 2016, timely payment of the first installment of $39,600 was made on June 3, 2016 and $4,972 of the OID was recorded as interest expense.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt and Short Term Convertible Notes Payable (continued)

LPC Note One:
On August 18, 2015, we issued a Senior Convertible Note ("LPC Note One") to a third party ("LPC") in the amount of $250,000. LPC Note One was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016 (the "Maturity Date"). Due to its term, the Convertible Note is classified as long term debt. Interest may be paid via issuance of the Company's common stock if the Company meets certain conditions that would allow the issuance of the Company's common stock without any trading restrictions. LPC Note One has a $25,000 original issuance discount ("OID") which resulted in net proceeds of $225,000. The Company has the right to prepay LPC Note One, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note One provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note One. LPC Note One is not secured and is subordinated to the VDF Note, ranks equally with LPC Note Two, and ranks above other debt issued by the Company. The principal amount of LPC Note One and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.07 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note One. At no time may LPC Note One be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. As an inducement for the loan, the Company granted LPC a six year warrant to purchase 3,750,000 shares of our common stock at an exercise price of $0.10 per share valued using a Black-Scholes model at $277,014. At issuance date, LPC Note One also included a beneficial conversion feature ("BCF") of $107,143 because the exercise price of LPC Note One was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note One was capped at $117,857, resulting in a total discount of $225,000. This warrant has a cashless exercise right. At December 31, 2015, the recorded balance on LPC Note One was $67,365, net of an unamortized discount of $164,372 and an unamortized OID of $18,263. During the six month period ended June 30, 2016, $81,736 of the discount was recorded as an amortization expense and $9,082 of the OID was recorded as interest expense. During the year ended December 31, 2015, $60,628 of the discount was recorded as an amortization expense and $6,737 of the OID was recorded as interest expense. At June 30, 2016, the recorded balance on LPC Note One was $158,183, net of an unamortized discount of $82,636 and an unamortized OID of $9,181. For the six month period ended June 30, 2016 and the year ended December 31, 2015, accrued interest of $5,404 and $4,688, respectively was paid via issuance of 90,286 and 66,964 restricted common shares.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt and Short Term Convertible Notes Payable (continued)

LPC Note Two:
On November 23, 2015, we issued a Senior Convertible Note ("LPC Note Two") to a third party ("LPC") in the amount of $300,000. LPC Note Two was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016 (the "Maturity Date"). Due to its term, the Convertible Note is classified as long term debt. Interest may be paid via issuance of the Company's common stock if the Company meets certain conditions that would allow the issuance of the Company's common stock without any trading restrictions. LPC Note Two has a $30,000 original issuance discount ("OID") which resulted in net proceeds of $270,000. The Company has the right to prepay LPC Note Two, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note Two provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note Two. LPC Note Two is not secured and is subordinated to the VDF Note, ranks equally with LPC Note One, and ranks above other debt issued by the Company. The principal amount of LPC Note Two and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.05 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note Two. At no time may LPC Note Two be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. As an inducement for the loan, the Company granted LPC a six year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.07 per share valued using a Black-Scholes model at $253,098. At issuance date, LPC Note Two also included a beneficial conversion feature ("BCF") of $102,600 because the exercise price of LPC Note Two was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note Two was capped at $167,400, resulting in a total discount of $270,000. This warrant has a cashless exercise right. At June 30, 2016, the recorded balance on LPC Note Two was $163,366, net of an unamortized discount of $122,970 and an unamortized OID of $13,664. During the six month period ended June 30, 2016, $121,634 of the  discount was recorded as an amortization expense and $13,514 of the OID was recorded as interest expense. At December 31, 2015, the recorded balance on LPC Note Two was $28,218, net of an unamortized discount of $244,604 and an unamortized OID of $27,178. During the year ended December 31, 2015, $25,396 of the  discount was recorded as an amortization expense and $2,822 of the OID was recorded as interest expense. For the six month period ended June 30, 2016 and the year ended December 31, 2015, accrued interest of $7,561 and $1,583, respectively was paid via issuance of 151,680 and 31,667 restricted common shares.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – Convertible Notes Payable

VDF Note:
On January 28, 2014, we entered into a patent settlement with VDF FutureCeuticals, Inc.("VDF") with respect to a prior action filed by VDF. In connection with the License Agreement and other agreements which formed the settlement, we issued a senior convertible note (the "VDF Note") to VDF, whereby we promised to pay VDF a principal amount equal to the sum of: (i) the aggregate amount of accrued and unpaid license fee payments, plus (ii) accrued interest on the VDF Note. The maturity of the VDF Note is December 31, 2018 unless accelerated pursuant to an event of default or the License Agreement is terminated and all accrued and unpaid obligations under the VDF Note have been paid. Due to its term, the VDF Note is classified as long term debt. Interest on the note is 7% per annum, subject to an adjustment to 12% for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. The VDF Note is secured through the Pledge and Security Agreement executed with VDF and is senior to any other debt issued by the Company. At any time VDF has the option to convert any principal outstanding on the VDF Note into shares of our common stock at a Conversion Price determined by the terms of the VDF Note. Key terms of the VDF Note include that: (i) VDF is granted an adjustment to the conversion price upon the issuance of shares of our common stock, stock options or other convertible securities; (ii) no indebtedness shall rank senior to the payments due under the VDF Note unless prior written consent of VDF is obtained; and (iii) payments under the VDF Note are secured by a Security Agreement. The VDF Note provides that we may, at our option, roll-over to the VDF Note quarterly License fee payments and accrued interest. During the year ended December 31, 2015, we rolled-over License fee payments totaling $300,000 plus accrued interest for the year $18,481 for a total addition to the VDF Note of $318,481. At December 31, 2015, the VDF Note had an outstanding balance $453,298, net of a discount of $15,974 resulting from the embedded derivative. At June 30, 2016, the VDF Note had an outstanding balance $626,313, net of a discount of $17,691 resulting from the embedded derivative. During the period ended June 30, 2016, $2,633 amortization of the derivative discount on the VDF Note was recorded. Originally the Conversion Price of the Senior Convertible Note was $0.65 per share. On December 19, 2014, this was adjusted to $0.6163 per share based on our issuance of stock options. On January 20, 2015, the Conversion Price was adjusted to $0.5623 based on our issuance of an unsecured subordinate convertible debenture to a third party; on June 15, 2015, the Conversion Price was adjusted to $0.5572 as the result of re-pricing of warrants issued to a third party; on September 30, 2015, the Conversion Price was adjusted to $0.4536 based on our issuance of a fixed conversion price convertible debenture to a third party, and issuances of warrants and stock to third parties; on December 31, 2015, the Conversion Price was adjusted to $0.3823 based on our issuance of a fixed conversion price convertible debenture to a third party, and issuances of warrants and stock to third parties; on March 31, 2016, the Conversion Price was adjusted to $0.3434 based on our issuance of stock and warrants to third parties; and on June 30, 2016, the Conversion Price was adjusted to $0.2883 based on our issuance of stock and warrants to third parties.

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

The following table summarizes the convertible debt derivative activity for the year ended December 31, 2015 and the period ended June 30, 2016:

Description	Convertible Notes	Total
Fair Value at December 31, 2014	$9,168	$9,168
Increase due to issuance of subordinate convertible debenture	241,710	241,710
Reduction due to redemption of subordinate convertible debenture	(274,108)	(274,108)
Change in Fair Value	35,037	35,037
Fair Value at December 31, 2015	$11,807	$11,807
Increase due to issuance of subordinate convertible debenture	1,997	1,997
Change in Fair Value	(570)	(570)
Fair Value at March 31, 2016	$13,234	$13,234
Increase due to issuance of subordinate convertible debenture	2,353	2,353
Change in Fair Value	(1,061)	(1,061)
Fair Value at June 30, 2016	$14,526	$14,526

The lattice methodology was used to value the derivative liabilities related to the convertible notes, with the following assumptions.

Assumptions:	June 30, 2016	December 31, 2015

Dividend yield	0.00%	0.00%
Risk-free rate for term	0.71%	1.31%
Volatility	109.6%	133%
Maturity dates	2.50 years	3 years
Stock Price	$0.0497	$0.055

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Related Party Transactions

During the periods ended June 30, 2016 and June 30, 2015, related party transactions included:

Chief Executive Officer, Director and Board Chair.
For the six month period ended June 30, 2016: (i) compensation of $54,166; (ii) office rent of $7,800; (iii) issuance of 150,366 restricted common shares at a cost of $0.05404 per share, for aggregate deemed compensation of $8,125; (iv) issuance of 333,781 restricted common shares at a cost of $0.049 for aggregate deemed compensation of $16,355; (v) issuance of 164,841 restricted common shares at a cost of $0.0497 per share for deemed aggregate compensation of $8,193; and (vi) a firm jointly owned by Mr. Roberts and his spouse which shares warehouse facilities with the Company was owed $1,605 at June 30, 2016 for a portion of rent due, such payable which was recorded as a related party account payable. For the six month period ended June 30, 2015: (i) compensation of $65,000; (ii) office rent of $7,800; and (iii) Black-Scholes expense amortization of $109,572 related to 1,500,000 options granted on December 19, 2014 of which 750,000 vested on June 30, 2015 and 750,000 vested on December 31, 2015.

President and Chief Operating Officer.
For the six month period ended June 30, 2016: (i) compensation of $114,584; (ii) issuance of 318,081 restricted common shares at a cost of $0.05404 per share, for aggregate deemed compensation of $17,188; (iii) issuance of 254,441 restricted common shares at a cost of $0.049 per share, for aggregate deemed compensation of $12,468; and (iv) issuance of 348,702 restricted common shares at a cost of $0.0497 per share for deemed aggregate compensation of $17,330. For the six month period ended June 30, 2015: nil transactions due to hiring date being August 10, 2015.

Chief Financial Officer, Secretary and Treasurer:
For the six month period ended June 30, 2016: (i) compensation of $62,500; (ii) office rent of $4,500; (iii) issuance of 462,663 restricted common shares at a cost of $0.05404 per share, for aggregate deemed compensation of $25,000; and (iv) issuance of 507,202 restricted common shares at a cost of $0.0497 per share, for aggregate deemed compensation of $25,208. For the six month period ended June 30, 2015: (i) compensation of $62,500; (ii) office rent of $4,500; and (iii) 131,579 restricted common shares at a cost of $0.19 per share, for aggregate deemed compensation of $25,000.

(Former) Chief Financial Officer, Secretary and Treasurer; spouse of CEO.
For the six month period ended June 30, 2016: a firm jointly owned by Mr. and Mrs. Roberts which shares warehouse facilities with the Company was owed $1,605 at June 30, 2016 for a portion of rent due, such payable which was recorded as a related party account payable. For the six month period ended June 30, 2015: accounting services fees of $3,500.

(Currently serving) Director; (former) Chief Scientific Officer
For the six month period ended June 30, 2016: nil transactions. For the six month period ended June 30, 2015: consulting fees of $4,000.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Related Party Transactions (continued)

Independent Director One:
For the six month period ended June 30, 2016: (i) purchase by Independent Director One of 1,875,000 units priced at $0.04 per unit for aggregate proceeds of $75,000 with each unit including one restricted common share and one five year warrant exercisable at $0.055 per share in Unit Offer One; (ii) purchase by Independent Director One of 500,000 units priced at $0.04 per unit for aggregate proceeds of $20,000 with each unit including one restricted common share and one five year warrant exercisable at $0.055 per share in Unit Offer Two. For the six month period ended June 30, 2015: (i) issuance by the Company to Independent Director One of 1,700,000 restricted common shares valued at $0.1402 per share for an aggregate deemed cost of $238,340 as an inducement fee for a $500,000 loan provided on June 5, 2015; (ii) repayment by the Company of $50,000 toward the loan on June 26, 2015; and (iii) accrual of $3,978 interest on the loan at June 30, 2015.

Independent Director Two:
For the six month period ended June 30, 2016: receipt by the Company of payment by Independent Director Two to the Company of $18,000 of related party accounts receivable. For the six month period ended June 30, 2015: $18,000 of revenue was derived from product sales to a company owned by Independent Director Two.

At June 30, 2016 and December 31, 2015, the Company had related party accounts payable of $1,605 and $3,156, respectively; related party accounts receivable of $nil and $18,000, respectively; and shareholder loans (excluding the loan provided by Independent Director One in 2015) of $nil and $nil, respectively.

NOTE 11 – Equity

Overview:

Our authorized capital stock consists of 877,500,000 shares of common stock, with a par value of $0.001 per share; and 10,000 shares of preferred stock at a par value of 0.001. The holders of common stock have dividend rights, liquidation rights and voting rights of one vote for each share of common stock. There are no preferred shares issued and outstanding and the terms of any future preferred shares issuances will be as determined by the Board of Directors. As of June 30, 2016, there were 134,143,345 shares of our common stock issued and outstanding.

2016 Share Transactions

During the six month period ended June 30, 2016, the Company issued 6,150,000 Sale Shares and 20,619 per sale Commitment Shares under the 2015 Equity Line for aggregate proceeds of $309,286.

On January 1, 2016 we issued 600 restricted common shares at $0.0614 per share at market close price on date of grant to an employee ("Employee One") for deemed compensation of $37. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On January 8, 2016, we issued 651,269 restricted common shares at $0.05 per share at market close price on date of grant for deemed compensation of $32,563 to a service provider ("Service Provider One") as final payment for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 11, 2016 we issued 5,000 restricted common shares at $0.064 per share to an employee at market close price on date of grant for deemed compensation of $320.  These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In February 2016, we executed a private placement unit offering which raised $171,000 through the sale of 4,275,000 units. This offering terminated on March 29, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $227,160 and the embedded value of these warrants based on a Black-Scholes option pricing model was $182,910. These shares were issued to four US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 23, 2016 we issued 5,000 restricted common shares at $0.0502 per share at market close price on date of grant to an employee for deemed compensation of $251. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 4, 2016, we issued 3,500 restricted common shares at $0.0559 per share at market close price on date of grant to a professional athlete ("Ambassador Three") for endorsement services rendered for deemed compensation of $196. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

For the three month period ended March 31, 2016, we issued to LPC: (a) 45,143 restricted common shares at $0.07 per share for a deemed cost of $3,160 for interest accrued on LPC Note One for the period from January 1, 2016 to March 31, 2016 ; and (b) 75,840 restricted common shares at $0.05 per share for a deemed cost of $3,792 for interest accrued on LPC Note Two for the period from January 1, 2016 to March 31, 2016. These shares were issued at market close price on date of grant to one US company, which is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 150,366 restricted common shares at $0.05404 per share at market close price on date of grant as compensation to our CEO for aggregate deemed compensation totaling $8,125. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On March 31, 2016 we issued 318,081 restricted common shares at $0.05404 per share at market close price on date of grant as compensation to our President & COO for aggregate deemed compensation totaling $17,188. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 462,663 restricted common shares at $0.05404 per share at market close price on date of grant as compensation to our CFO for aggregate deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 600 restricted common shares at $0.0509 per share at market close price on date of grant to Employee One for compensation of $31. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In April and May 2016, we executed a private placement unit offering which raised $394,000 through the sale of 9,850,000 units. This offering terminated on May 31, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $532,443 and the embedded value of these warrants based on a Black-Scholes option pricing model was $426,730. These shares were issued to nine US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016 we issued 10,000 restricted common shares at $0.054 per share at market close price on date of grant to Employee One for compensation of $540. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016 we issued 5,000 restricted common shares at $0.054 per share at market close price on date of grant to an employee for compensation of $270. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016, we issued 68,000 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete ("Ambassador Three") for endorsement services rendered for deemed compensation of $3,672. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On May 20, 2016, we issued 8,500 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete ("Ambassador Four") for endorsement services rendered for deemed compensation of $459. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016, we issued 7,000 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete ("Ambassador Five") for endorsement services rendered for deemed compensation of $378. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016, we issued 8,500 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete ("Ambassador Six") for endorsement services rendered for deemed compensation of $459. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 6, 2016, we issued 5,000 restricted common shares at $0.05180 per share at market close price on date of grant to a health care professional for endorsement services rendered for deemed compensation of $259. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 8, 2016 we issued 333,781 restricted common shares at $0.049 per share at market close price on date of grant as compensation to our CEO for aggregate deemed compensation totaling $16,355. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 8, 2016 we issued 254,441 restricted common shares at $0.049 per share at market close price on date of grant as compensation to our President & COO for aggregate deemed compensation totaling $12,468. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2016 we issued 164,841 restricted common shares at $0.0497 per share at market close price on date of grant as compensation to our CEO for aggregate deemed compensation totaling $8,193. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2016 we issued 348,702 restricted common shares at $0.0497 per share at market close price on date of grant as compensation to our President & COO for aggregate deemed compensation totaling $17,330. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On June 30, 2016 we issued 507,202 restricted common shares at $0.0497 per share at market close price on date of grant as compensation to our CFO for aggregate deemed compensation totaling $25,208. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On June 30, 2016 we issued 1,200 restricted common shares at $0.0497 per share at market close price on date of grant to Employee One for compensation for deemed compensation of $60. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2016, we issued 17,000 restricted common shares at $0.0497 per share at market close price on date of grant to Ambassador One for endorsement services rendered for deemed compensation of $845. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2016, we issued 1,050,000 restricted common shares at $0.0497 per share at market close price on date of grant to a consultant for services rendered for a deemed cost of $52,185. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2016, we issued 300,000 restricted common shares at $0.0497 per share at market close price on date of grant to a consultant for services rendered for a deemed cost of $14,910. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2016, we issued 150,000 restricted common shares at $0.0497 per share at market close price on date of grant to a consultant for services rendered for a deemed cost of $7,455. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

For the three month period ended June 30, 2016, we issued to LPC: (a) 45,143 restricted common shares at $0.0497 per share for a deemed cost of $2,244 for interest accrued on LPC Note One for the period from April 1, 2016 to June 30, 2016 ; and (b) 75,840 restricted common shares at $0.0497 per share for a deemed cost of $3,769 for interest accrued on LPC Note Two for the period from April 1, 2016 to June 30, 2016. These shares were issued at market close price on date of grant to one US company, which is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

2015 Share Transactions

On February 6, 2015 we issued 600 restricted common shares at $0.0752 per share at market close price on date of grant to Employee One for deemed compensation of $45. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On February 6, 2015, we issued 11,000 restricted common shares at $0.0752 per share at market close price on date of grant to a professional athlete ("Ambassador One") for endorsement services rendered for deemed compensation of $827. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 30, 2015 we issued 131,579 restricted common shares at $0.19 per share at market close price on date of grant as compensation to our CFO. These shares were valued per terms of his compensation agreement for aggregate deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 1, 2015, we issued 300,000 restricted common shares to a third party for professional services rendered, such issuance which was valued at $0.20 per share at market close price on date of grant for a deemed cost of $60,000. These shares were issued to one U.S. person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 5, 2015, we issued 1,700,000 restricted common shares at $0.1402 per share at market close price on date of grant for an aggregate deemed cost of $238,340 to a related party as a fee for a loan to the Company. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On June 9, 2015 we issued 1,200 restricted common shares at $0.14 per share at market close price on date of grant to Employee One for deemed compensation of $168. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

2015 Equity Line:
On June 16, 2015, we entered into a $10,250,000 purchase agreement (the "2015 Purchase Agreement") and registration rights agreement (the "2015 Registration Rights Agreement") (collectively the "2015 Equity Line") with an Illinois limited liability company ("LPC"). As part of the 2015 Equity Line, on June 15, 2015, the Company amended a warrant which had been issued to LPC on January 27, 2014, to modify the exercise price from $0.65 to $0.15. The fair value of this warrant re-pricing was calculated based on the difference between Black Scholes option pricing model valuations on original grant date of January 27, 2014 and re-pricing date of June 15, 2015. This expense was recorded as a loss on equity modification of $41,753, with an offset to additional paid in capital. Upon signing the 2015 Purchase Agreement, LPC purchased 1,666,667 shares of our common stock at $0.15 per share for proceeds of $250,000 as an initial purchase under the agreement. These shares were issued to a U.S. person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. Subsequently, under the terms of the 2015 Registration Rights Agreement, we filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission ("SEC") covering the initially issued shares and subsequent shares that may be issued to LPC. This Form S-1 was filed

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

on July 6, 2015 and was deemed Effective by the SEC on July 16, 2015. Under the 2015 Equity Line we have the right, in our sole discretion, over a 30-month period to sell up to an additional $10 million of our common stock to LPC in amounts from up to 150,000 shares per sale to up to 350,000 shares per sale, depending on certain conditions as set forth in the 2015 Purchase Agreement. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of shares of Common Stock sold pursuant to the 2015 Purchase Agreement will be based on prevailing market prices of our Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to LPC. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the 2015 Purchase Agreement. LPC shall not have the right nor the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below the floor price as set forth in the 2015 Purchase Agreement. The 2015 Equity Line may be terminated by us at any time at our discretion without any monetary cost to us. The 2015 Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company's shares of common stock. In consideration for entering into the 2015 Equity Line, we issued to LPC 2,666,667 shares of our common stock as a commitment fee and may issue up to an additional 666,666 shares as commitment fees pro rata if and when we sell to LPC up to an additional $10 million of our common stock. The 2015 Equity Line  may be terminated by us at any time at our discretion without any monetary cost to us. Actual sales of shares of Common Stock to LPC under the 2015 Equity Line will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Common Stock and determinations by the Company as to available and appropriate sources of funding for the Company and its operations. During the period ended December 31, 2015 we issued 8,550,000 sale shares and 41,989 per sale commitment shares under the 2015 Equity Line for aggregate cash proceeds of $629,850. Proceeds received by the Company are used for general corporate purposes.

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

On July 6, 2015, we issued 6,025 restricted common shares at $0.1188 per share at market close price on date of grant to Ambassador One for professional athlete endorsement services rendered for deemed compensation of $716. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 9, 2015 we issued 226,860 restricted common shares at $0.1102 per share at market close price on date of grant as compensation to our CFO for deemed compensation of $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On August 11, 2015, we issued 1,333,333 restricted common shares to our new President & Chief Operating Officer at $0.107 per share at market close price on date of grant for deemed compensation of $142,667. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 15, 2015, we issued 1,000 restricted common shares at $0.075 per share at market close price on date of grant to Employee One for deemed compensation of $75. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 18, 2015, we issued 26,000 restricted common shares at $0.0901 per share at market close price on date of grant to a consultant for services rendered for a deemed cost of $2,343. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 24, 2015, we issued 12,500 restricted common shares at $0.0829 per share at market close price on date of grant to a professional athlete ("Ambassador Two") for endorsement services rendered for a deemed cost of $1,036. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2015, we issued 9,000 restricted common shares at $0.078 per share at market close price on date of grant to Ambassador One for endorsement services rendered for a deemed cost of $702. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2015, we issued 50,000 restricted common shares at $0.078 per share at market close price on date of grant to a consultant for services rendered for a deemed cost of $3,900. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2015 we issued 320,513 restricted common shares at $0.078 per share at market close price on date of grant as compensation to our CFO for deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On September 30, 2015 we issued 502,283 restricted common shares at $0.078 per share at market close price on date of grant as compensation to our President & COO for deemed compensation of $39,178. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On October 20, 2015, we issued 348,472 restricted common shares at an agreed price of $0.0699 per share at market close price on date of grant for aggregate deemed compensation of $24,358 to a beverage distributor per terms of a services agreement. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 21, 2015, we issued 1,381,025 restricted common shares at  $0.07241 per share at market close price on date of grant for aggregate deemed compensation of $100,000 to Service Provider One for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 27, 2015, we issued 2,000,000 restricted common shares at $0.068 per share at market close price on date of grant for aggregate deemed compensation of $136,000 to Service Provider One for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 3, 2015, we issued 500,000 restricted common shares valued market close price on date of grant at $0.0601 for aggregate deemed proceeds of $30,050 to a lender as a fee for a loan to the Company. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

For the three month period ended December 31, 2015, we issued to LPC: (a) 66,964 restricted common shares valued at the LPC Note One Conversion Price of $0.07 for interest of $4,688 accrued on LPC Note One to December 31, 2015; and (b) 31,667 restricted common shares valued at the LPC Note Two Conversion Price of $0.05 for interest of $1,583 accrued on LPC Note Two to December 31, 2015. These shares were valued at market close price on date of grant issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 31, 2015 we issued 458,926 restricted common shares at $0.05448 per share at market close price on date of grant as compensation to our CFO for deemed compensation of $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On December 31, 2015 we issued 1,262,047 restricted common shares at $0.05448 per share at market close price on date of grant as compensation to our President & COO for deemed compensation of $68,750. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Warrants:

2016 Warrant Transactions

During the three month period ended June 30, 2016,we executed a private placement unit offering which raised $394,000 through the sale of 9,850,000 units ('Unit Offer Two'). This offering terminated on May 31, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on dates of sale was $532,443 and the embedded value of these warrants based on a Black-Scholes option pricing model was $426,730. None of these warrants have yet been exercised.

During the three month period ended March 31, 2016, we executed a private placement unit offering which raised $171,000 through the sale of 4,275,000 units ('Unit Offer One'). This offering terminated on March 29, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $227,160 and the embedded value of these warrants based on a Black-Scholes option pricing model was $182,910. None of these warrants have yet been exercised.

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

On September 30, 2015, as an inducement for execution of the September 2015 Notes, the Company granted the September 2015 Lenders five‑year warrants (the "September 30, 2015 Warrants") to purchase an aggregate of 3,125,000 shares of our common stock at an exercise price of $0.08 per share. These warrants include cashless exercise rights and none have yet been exercised. Because these warrants were related to issuance of

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

debt, the value of the warrants based on a Black-Scholes option pricing model was required to be recorded as a discount of $167,788 to the September 2015 Notes with an offset to additional paid in capital.

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

The fair valuations for warrants were done on date of grant using a Black Scholes option pricing model with the following assumptions:

Warrant	Risk free rate*	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price

Unit Offer Two Warrants	1.22% to 1.38%	0.0%	2.0 years	113% to 114%	5.0 years	$0.055	$0.0489 to $0.060
Unit Offer One Warrants	1.11% to 1.33%	0.0%	2.0 years	115% to 116%	5.0 years	$0.055	$0.0504 to $0.0559
November 23, 2015 Warrants	0.85%	0.0%	2.0 years	89%	6.0 years	$0.17	$0.17
September 30, 2015 Warrants	1.37%	0.0%	2.0 years	89%	5.0 years	$0.08	$0.08
August 18, 2015 Warrants	1.78%	0.0%	2.0 years	89%	6.0 years	$0.10	$0.10
January 27, 2014 Warrants (re-priced)	1.56%	0.0%	2.0 years	91%	4.65 years	$0.15	$0.14
January 27, 2014 Warrants (original)	1.56%	0.0%	2.0 years	91%	4.65 years	$0.65	$0.14
October 4, 2013 Warrants	1.40%	0.0%	5 years	429%	1.5 years	$0.65	$0.65
*(based on US Treasury Constant Maturities matching estimated life)

The following table summarizes the Company's warrant activity for the period ended June 30, 2016 and the year ended December 31, 2015:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)*		Intrinsic Value**

Outstanding at December 31, 2014	5,784,848	$0.63	2.95	$	Nil
August 18, 2015 - Granted for loan fee	3,750,000	0.10	5.39		Nil
September 30, 2015 - Granted for loan fee	3,125,000	0.08	4.50		Nil
November 23, 2015 - Granted for loan fee	5,000,000	0.07	5.65		Nil
Outstanding at December 31, 2015	17,659,848	$0.24	4.51	$	Nil
March 29, 2016 - Issued for Unit Offer One	4,275,000	0.055	4.68		Nil
May 31, 2016 - Issued for Unit Offer One	9,850,000	0.055	4.92		Nil
Outstanding at June 30, 2016	31,784,848	$0.16	4.50	$	Nil
*  (remaining term as of June 30, 2016)
**(intrinsic value based on the closing share price of $0.0497 on June 30, 2016)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

Options:

A summary of changes in outstanding stock options for the period ended June 30, 2016 and the year ended December 31, 2015 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Intrinsic Value**

Outstanding at December 31, 2014	7,000,000	$0.19	4.61	$-
(no option issuances were made in 2015)	-	-	-	-
Outstanding at December 31, 2015	7,000,000	$0.19	3.61	$-
(no option issuances have been made in 2016)	-	-	-	-
Outstanding at June 30, 2016	7,000,000	$0.19	3.36	$-
*  (remaining term as of June 30, 2016)
**(intrinsic value based on the closing share price of $0.0497 on June 30, 2016)

The following table summarizes information about the options outstanding at June 30, 2016:

	Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*

$0.70	250,000	$0.70	$nil	0.40	250,000	$0.70	$nil	0.40
$0.17	6,750,000	$0.17	$nil	3.47	6,750,000	$0.17	$nil	3.47
Totals	7,000,000	$0.19	$nil	3.36	7,000,000	$0.19	$nil	3.36
*  (remaining term as of March 31, 2016)
**(intrinsic value based on the closing share price of $0.051 on March 31, 2016)

The expensing and amortization of all options grants have been credited to Additional Paid-In Capital.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – Commitments and Contingencies

Litigation

Litigation
On June 20, 2016 on the basis of incorrect venue, a judge presiding in Broward County Circuit Court, Florida dismissed the legal action 'Splash Beverage Group, Inc. v. KonaRed Corporation Case No. 15-022541 CACE 09', regarding the Company's cancellation of the beverage distribution agreement ("CDA") and the sales and marketing agreement ('SMA") the parties had executed on April 23, 2014. This action had been brought on December 30, 2015 by the Company's former beverage distributor, Splash Beverage Group ('SBG'). The Company had cancelled the SMA on September 16, 2015 and the CDA on September 23, 2015. The parties are now moving to arbitration of this matter in the State of Nevada. The Company continues to believe SBG's allegations are both factually and legally unfounded and the likelihood of a material loss in this matter is considered to be remote and any damages the Company may pay are not currently estimable.

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company's business activities. As of the date of these financial statements, other than the aforementioned contingency we know of no threatened or pending lawsuits, claims or other similar contingencies.

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

AMP's are due forty five days after the end of each reporting period and we may rollover AMPs to the VDF senior convertible note (the "VDF Note"). During the period ended June 30, 2016, we rolled over one AMP of $75,000 and one AMP of $100,000 to the VDF Note; and during the year ended December 31, 2015, we rolled over four AMPs totaling $300,000, plus accrued interest of $18,481 to the VDF Note.

3.  VDF Note
The VDF Note is a senior convertible note with a maturity date of December 31, 2018. Payment requirements are accelerated: (i) pursuant to an event of default; or (ii) if the License Agreement is terminated. Interest on the Senior Convertible Note is 7% per annum, subject to adjustment to 12% for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. No indebtedness of our company shall rank senior to the payments due under the VDF Note unless prior written consent of VDF is obtained; and payments under the note are secured by the Security Agreement as described below. At any time and at the option of VDF, any principal outstanding under the VDF Note may be converted into restricted common shares of the Company based on the terms of the VDF Note. As described above in Note 8 - Convertible Notes Payable, the conversion price of the VDF Note is presently $0.2883 per share.

4.  Pledge and Security Agreement
Under the Pledge and Security Agreement, we pledged collaterally assigned and granted to VDF a security interest in all of our right, title and interest, whether now owned or hereafter acquired, in and to our Company's property to secure the prompt and complete payment and performance of obligations existing under any of the agreements.

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
iii.   our Company maintains an aggregate market capitalization of our company's outstanding capital stock of at least $125,000,000 for twenty (20) consecutive trading days based on the closing prices for the shares of our common stock as reported on the OTC Bulletin Board; or
iv.   our Company has a change of control as defined in the VDF Warrant.

No circumstances have yet occurred which classify as a Warrant Exercise Event and therefore there is no right in place for VDF to exercise the VDF Warrant.

6.  Registration Rights Agreement
Under the Registration Rights Agreement we granted VDF, or an assignee, demand registration rights and incidental registration rights with respect to: (i) any shares of our common stock issued upon conversion of the VDF Note; (ii) any shares of our common stock issued upon exercise of the VDF Warrant; and (iii) any shares of our common stock acquired by VDF or an assignee from our Company after the date of the Registration Rights Agreement upon exercise or conversion of other convertible securities that are acquired by VDF or an assignee from our Company after the date of the Registration Rights Agreement. Pursuant to VDF's demand registration right, at any time or from time to time, a holder or holders holding a majority of registrable securities then outstanding may require our Company to use our best efforts to effect the registration under the Securities Act of 1933, as amended, of all or part of their respective registrable securities (subject to any limits that may be imposed by the Securities and Exchange Commission pursuant to Rule 415 under the Securities Act), by delivering a written request to our company. In addition to the registration rights granted to VDF, there are restrictions on our granting of registration rights to other parties.

7.  Investor Rights Agreement
Under the Investor Rights Agreement VDF has the right to designate that number of nominees to our board of directors such that the total number of directors designated by VDF is in proportion to its percentage ownership of the outstanding voting power of the Company. From and after the date of the Investor Rights Agreement and until such time as: (i) the VDF Note has terminated; (ii) the VDF Warrant has terminated or been exercised; and (iii) VDF's percentage interest is less than 1%, if VDF does not have a designee on our board of directors, VDF shall have the right to appoint one individual as a non-voting observer entitled to attend meetings of our board of directors. Also pursuant to the Investor Rights Agreement, for so long as: (i) the VDF Note remains outstanding, (ii) the VDF Warrant remains outstanding, or (iii) VDF owns a percentage interest equal or greater to 10%, we will require VDF's consent before taking certain corporate actions, including, among others: (a) amending our constating documents, (b) making any material change to the nature of our business, (c) incurring indebtedness exceeding $7,500,000 at any one time outstanding; or (d) declaring or paying dividends.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – Subsequent Events

Subsequent to the period ended June 30, 2016, 300,910 shares have been issued under the 2015 Equity Line for aggregate proceeds of $13,650.

Subsequent to the period ended June 30, 2016, on July 13, 2016 we issued 297,737 restricted common shares at $0.04520 per share to a consultant for services rendered. This share issuance was priced at market close price on issue date for a deemed payment totaling of $13,726. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Subsequent to the period ended June 30, 2016, on August 1, 2016 the Company received a loan of $100,000 from a director of the Company and issued 340,000 restricted common shares as an inducement fee. The loan is repayable in 180 days an incurs interest at 8% per annum.

Subsequent to the period ended June 30, 2016, on August 2, 2016 the Company received a loan of $100,000 from a supplier as part of an ongoing transaction. The loan is repayable in 60 days and incurs interest at 10% per annum.

Subsequent to the end of the period ended June 30, 2016, on August 8, 2016 we issued 20,000 restricted common shares at $0.0475 per share to an employee as a signing bonus compensation. This share issuance priced at market close price on issue date for a deemed payment totaling of $950. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Subsequent to the end of the period ended June 30, 2016, on August 8, 2016 we issued 50,000 restricted common shares at $0.0475 per share to Employee One employee as bonus compensation. This share issuance priced at market close price on issue date for a deemed payment totaling of $2,375. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

It was management's assessment that there were no other events which should be classified as subsequent events for the period of these financial statements.

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Corporate Overview

In this Report the terms "KonaRed", "we", "us", "our", the "Registrant", and the "Company" mean KonaRed Corporation. Unless otherwise stated, "$" refers to United States dollars. Our fiscal year end is December 31st. We were incorporated in the State of Nevada on October 4, 2010 and our predecessor operating business was incorporated in the State of Hawaii on August 22, 2008. Our head office is located at 1101 Via Callejon #200, San Clemente, CA 92673-4230. The Company's common stock is publicly traded on the OTCQB over-the-counter market ('OTCQB') under the trading symbol: KRED.

Description of Business

Beverage Products

KonaRed® Corporation is a Hawaiian Coffee Company and the pioneer of the USA Grown, Hawaiian Coffee Fruit. The company oversees a vertically integrated supply chain which starts with the world renowned, highest quality Coffee and Coffee Fruit from Kona, Hawaii. The Company produces three award winning Ready to Drink ('RTD') Cold Brew Coffee varieties, 100% Kona Coffee Beans, plus its well established RTD Antioxidant Juices and 100% Hawaiian Coffee Fruit Powders. The Company also has an industrial ingredients supply division. KonaRed products are sold throughout the U.S. and can be found in select Vons, Albertsons, Pavilions, Ralphs, Fred Meyer, King Soopers, Smiths, Kroger, Safeway, Vitamin Shoppe, Target, Whole Foods, 7-Eleven and many other retail outlets. More information about KonaRed and its products can be found atwww.konared.com.

12oz. Award Winning RTD Cold Brew Coffees

In February 2016 we introduced a new line of Ready-to-Drink ('RTD') Cold Brew Coffees. These include the flavors of 'Original', 'Hawaiian Vanilla' and 'Espresso'. Sales of this product have expanded quickly and the line is now being sold in retailers along the West Coast and Hawaii, as well as online.  Hawaiian Vanilla has won the BevergeWorld BevStar award and the Original Cold Brew won the Gourmet Retailer Editor's Choice for Best Coffee.

KonaRed
Cold Brew Coffee
ESPRESSO
KONA BLEND
NET WT. 12oz / 355ML
KonaRed
Cold Brew Coffee
ORIGINAL
KONA BLEND
NET WT. 12oz / 355ML
KonaRed
Cold Brew Coffee
HAWAIIAN VANILLA
KONA BLEND
NET WT. 12oz / 355ML

KonaRed's anti-oxidant beverage products consist of the following proprietary formulations:

●	16 oz. KonaRed Original Antioxidant Juice (2 servings)

WELLNESS YOU CAN FEEL!
KonaRed®
Hawaiian coffeeberry®
SUPERFRUIT JUICE
16 FL OZ (473 mL)

●	10.5 oz. KonaRed Original Hawaiian Coffeeberry Antioxidant Juice (1 serving)

KonaRed®
THE ORIGINAL HAWAIIAN
COFFEEBERRY® JUICE
10.5 FL OZ (310.5mL)

●	10.5 oz. Hawaiian Coffeeberry Organic Green Tea (1 serving)

WELLNESS YOU CAN FEEL!
KonaRed®
Hawaiian coffeeberry®
ORGANIC GREEN TEA
10.5 FL OZ (311 mL) Ⓤ

Wellness Products

We also produce wellness nutritional products which are now available at select locations of Vitamin Shoppe nationwide and in several major chains in Hawaii. Primary among these is our antioxidant KonaRed Hawaiian Superfruit Powder Tub and our Wake-up Performance Powder Packets.

●	KonaRed Hawaiian Superfruit Powder

100% soluble coffee fruit powder made from coffee fruit from Kona, Hawaii

●	KonaRed Wake Up Performance Powder Packets

1 tub with 30 packets

Coffee Bean Products

Our line of KonaRed Coffee Beans come in three varieties.

●	100% Kona Coffee beans

Kona Coffee Council
100%
KONA
Hawaii USA
Seal of Approval
KonaRed
100% KONA COFFEE
• HAWAII ESTATE GROWN •
WHOLE BEAN • AMERICAN ROAST
NET WT. 10 OZ / 283G

Coffee Bean Products

●	100% Kona Coffee beans with Hawaiian Coffeeberry

Kona Coffee Council
100%
KONA
Hawaii USA
Seal of Approval
KonaRed®
100% KONA COFFEE
INFUSED WITH HAWAIIAN COFFEEBERRY®
• HAWAII ESTATE GROWN •
WHOLE BEAN • MEDIUM ROAST
NET WT. 10 OZ / 283G

Coffee Bean Products

●	10% Kona Blend Coffee Beans

KonaRed®
10% KONA COFFEE
KONA AND COLOMBIAN BLEND
• HAWAII ESTATE GROWN •
WHOLE BEAN • FULL CITY ROAST
NET WT. 10 OZ / 283G

Industrial Ingredient Division Launch

In December of 2015, we executed a supply contract with our partner, VDF Futureceuticals Inc, ("VDF"), we now offer an American made U.S.A Hawaiian grown coffee fruit supply to the world with both coffee fruit powders and liquid extracts to other companies B2B.  We expect this division to be a major revenue generator over the next few years and we will benefit due to the comparatively higher gross margin earned on raw material sales.

Use of Patents

A key element of our business is the License we have been provided by VDF which provides us with the use of VDF's coffee fruit patents and Coffeeberry® trademark license. The License Agreement has effectively formed a strategic alliance between KonaRed and VDF and eliminated competition and patent defense costs between the parties for rights to valuable proprietary coffee fruit research and development ("R&D").

We developed the necessary processing and manufacturing intellectual property ("IP") for processing and manufacturing our base ingredient - the coffee fruit (and have subsequently merged this with the IP provided by VDF). The License Agreement provides us with access to use of VDF's patents, as existing and/or modified in the future, along with the processes, products, methods, compositions and know-how developed by VDF related to the patented Coffee Cherry related inventions, trade secrets and know-how.

Trademarks

We have filed and received several trademarks that we use in our daily business

KonaRed
Nature's Best Kept Secret
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

Supply and Distribution for Our Product

We have an agreement in place which provides a reliable and trusted source of coffee fruit supply. This is structured as 5-year arrangement based on our commitment to exclusively purchase coffee fruit from the supplier and the supplier is obligated to provide coffee fruit exclusively to our company. Our company's principal supplier of raw coffee fruit is Greenwell Farms, Inc., a Hawaii corporation with a long established history as a major Hawaiian coffee supplier.

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

For our company's beverage production, our antioxidant beverages are processed by us sending processed coffee fruit to a 3rd party flavor house which makes the KonaRed concentrate and then ships it to our company's bottling vendors. The process for Cold Brew Coffee is similar. Notably, we own the proprietary beverage formulas. Pallets of the ready-to-drink product items (defined as "Stock-keeping Units", or "SKUs") are then shipped back to our company's warehouse, or third party inventory transit service providers, and disseminated to either distributors, or shipped directly to retailers.

Market

We believe our company has established a frontrunner position in the coffee fruit category, boasting a numerous retail entrees since its product launch. We first established our products in the upstart coffee fruit sector on our home turf in Hawaii and then have expanded across the USA by winning placements at Kroger, Target, Vitamin Shoppe and other major retailers. We have since moved into the large and lucrative market of coffee and have expanded beyond just coffee fruit.  Over 50% of Americans over the age of 18 drink coffee daily and it is a huge marketplace. We have positioned ourselves as one of the leading RTD Cold Brew Coffee product lines on the market since our February 2016 launch.

Sales Strategy

Our sales strategy for our Cold Brew Coffee and Antioxidant beverages and nutritional supplement products is to sell and ship directly from our warehouse in San Clemente, California. We have a direct sales team of four individuals, two in Hawaii and two in Southern California whose main job is to secure new customers directly in person. We have also retained manufacturers' sales representatives who work to increase our overall sales efforts.

We've learned the importance of supporting our distributor network through "on the ground" sales personnel and will add to our sales force as markets develop. For an emerging product such as ours, merchandising follow-up, dialog with store managers, and coordination of promotions and pricing are critical in maintaining brand momentum. We anticipate adding sales staff to meet demand for our recently introduced line of Cold Brew Coffees.

Although KonaRed was invented as a wellness product, we believe consumer acceptance of our beverage products now places us both within the coffee and 'premium juice' retail categories, as well as on dairy shelves with cold brew coffees, and the coffee aisle with our whole bean coffee line.

In summary, our sales expansion priorities are:

(1)  expansion of wholesale distribution
(2)  retail chain success
(3)  growth of direct to retail sales
(4)  growth of direct to consumer sales, and
(5)  development of raw material ingredient sales

Major Industry Participants

The expansion of leading beverage monoliths within new products in the beverage category has tightened pricing but also created a vibrant mergers and acquisitions environment for emerging brands like KonaRed.

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

The specifics of each channel are as follows:

●
Direct Store Distributors:
The direct store distributors ("DSDs") channel comprises wholesale distributors who maintain in-house inventories of multiple brands of beverage products, such as juices, beer, and water, which they sell to retail stores and other wholesalers. DSD is a business process that manufacturers use to both sell and distribute goods directly to point of sales or point of consumption including additional product and market related services such as merchandising.  In order to fulfill growing demand from retailers, DSDs specializing in the beverage channels are expanding their functional beverage categories to include the type of products in which KonaRed specializes. (A 'functional beverage' is defined as one which has certain attributes, such as Antioxidants.)

●
Broadline Distributors:
The broadline distributors channel includes wholesalers who specialize in distribution of natural food products to retail stores. A broadline distributor services a wide variety of accounts with a wide variety of products ranging from food, beverages and supplies in the natural channel selling to retailers like Whole Foods Markets.

●
Direct to Retail:
During our growth phase we have developed a direct to retail sales channel to grocery stores such as Albertson's and specialty retail stores. We intend to continue to service and develop this channel further. Direct to retailer includes major retail chains with 500 locations or more where the KonaRed product ships direct to the retailers distribution centers and the retailers are responsible for the distribution to each retail store.

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

●	Raw Material Ingredient Sales: In December 2015, we launched our coffee fruit raw ingredient materials division and will be expanding this revenue channel in cooperation with VDF.

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

Intellectual Property

KonaRed® is a registered trademark in the United States and in Japan and we intend to seek a number of trademarks for slogans and product designs. We also hold trademark rights to the "Paradise in a Bottle®" and "Nature's Best Kept Secret®" tag lines; and rights to a suite of international CoffeeBerry® trademarks provided under our License with VDF. We believe we have the rights to use the necessary processing and manufacturing intellectual property relating to processing and manufacturing our base ingredient (the coffee fruit) and our proprietary beverage formulas. However, we do not own the manufacturing process for making the finished beverages. We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

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

VDF (www.futureceuticals.com) is a leader in the bio-research, development, and manufacture of high-quality fruit, vegetable, and grain-based nutraceutical and functional food ingredients. VDF is committed to discovery-based research that leads to the expansion of human health, and is the trusted partner-of-choice for companies in search of creative, ethical solutions for the health and wellness needs of today's consumer. Its sister company, Van Drunen Farms, was founded over one hundred years ago and has grown into one of the largest dried food ingredient manufacturers and suppliers in the world.

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

The partnership brings together the flavor profile of KonaRed's beverages and the ingenuity, innovation, and ongoing chemistry and clinical research of VDF's globally integrated CoffeeBerry® coffee fruit ingredient platform.

Seasonality of Business

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for our product and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

Government Regulation

Our products are considered to be synonymous with coffee for regulatory purposes and are thus sold under the U.S. Food and Drug Administration's ("FDA") "Generally Regarded as Safe" ("GRAS") regulatory umbrella. Accordingly, we are not required to petition for FDA approval of our coffee fruit offerings, which would be typical under standard dietary supplement guidelines. However, our Company has registered all of its supply chain subcontractors with the FDA as required and has met and answered all inquiries by the FDA. We believe we are in full compliance with all FDA regulations.

Employees

In addition to Shaun Roberts, who is our Chief Executive Officer, director, and Board Chair; Kyle Redfield, who is our President and Chief Operating Officer; and John Dawe, who is our Chief Financial Officer, Secretary & Treasurer, we currently employ 7 full-time and 1 part-time employees whom all work in the United States. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research; and as needed we engage the services of other professionals for legal, audit and other technical services. We intend to expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management's relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

Description of Property

Our principal office and warehouse is located at 1101 Via Callejon #200, San Clemente, California 92673-4230. The Company shares a lease for this facility with Malie, Inc., ("Malie") a company owned by our CEO and his spouse, who is the CEO of Malie. We also utilize offices provided by our CEO and CFO. The current distribution facility lease has a term of June 1, 2016 to May 31, 2018 and presently requires total lease payments of $10,466 per month, of which the Company's portion is $8,066 per month. On February 25, 2016, the Company and Malie extended the lease for an additional 24 month term and committed to total lease payments of $10,466 for June 1, 2016 to May 31, 2017 and $10,793 for June 1, 2017 to May 31, 2018. The Company's portion of payments under the extended term arrangements are $8,066 for June 1, 2016 to May 31, 2017 and $8,318 for June 1, 2017 to May 31, 2018. For the year ended December 31, 2015 our Company paid a total of $92,479 (averaging $7,707 per month) of the total lease expense of $120,360 (averaging $10,030 per month). We believe that the condition of our principal office and warehouse are satisfactory, suitable and adequate for our current needs.

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

Inventories

Inventories are primarily raw materials and finished goods. Inventories are valued at the lower of, cost as determined on an average basis, or market. Market value is determined by reference to selling prices at, or around, balance sheet date or by management's estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. Costs of raw material and finish goods inventories include purchase and related costs incurred in bringing the products to their present location and condition.

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

Stock Based Payments

We account for share-based awards to employees in accordance with ASC 718 "Stock Compensation". Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 "Equity", wherein such awards are expensed over the period in which the related services are rendered.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of our Company for the six month periods ended June 30, 2016 and June 30, 2015. A summary is as follows:

	Three Months ended June 30, 2016	Three Months ended June 30, 2015	Six Months ended June 30, 2016	Six Months ended June 30, 2015

Total Sales	$229,662	$173,622	$384,925	$413,287
Cost of goods sold	130,689	147,129	325,337	341,535
Gross Margin	98,973	26,493	59,588	71,752
Research and development	3,930	4,610	4,685	4,610
Advertising and marketing	91,376	73,604	157,673	198,545
General and administrative	618,657	873,045	1,151,013	1,294,145
Operating expenses	713,963	915,259	1,313,371	1,497,300
Loss from operations	(614,990)	(888,766)	(1,253,783)	(1,425,548)
Interest expense	(37,136)	(141,481)	(73,532)	(174,243)
Other Income (expense)	(142,342)	(104,717)	(285,175)	(79,209)
Net Loss	$(794,468)	$(1,134,964)	$(1,612,490)	$(1,679,000)

Net loss per share, fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Revenue and net sales
Total sales are comprised of product sales, product sales to a related party, and shipping and delivery fees. During the three and six month periods ended June 30, 2016 we recorded total sales of $229,662 and 384,925 compared with total sales of $173,622 and $413,287 for the three and six month periods ended June 30, 2015, representing an increase of 32% and a decrease of 7% respectively. Comparative product sales for the three and six month periods ended June 30, 2016 and June 30, 2015 were $228,393 and 374,184 versus $159,970 and $386,210, respectively; product sales to a related party were $nil and $nil versus $9,000 and $18,000 respectively; and comparative shipping and delivery fees were $1,269 and $10,741 versus $4,652 and $9,077, respectively.

We attribute the comparative results in total sales to the time it has taken to phase in our re-alignment of our sales distribution channels. During the year ended December 31, 2015, we identified the lack of success of beverage distribution through our former master beverage distributor needed to be resolved and to rebuild revenue we chose to take back control of our brand. In August 2015, we hired former POM Wonderful executive Kyle Redfield to provide new leadership, restructure and create new revenue streams and in September 2015 we terminated all agreements with our former master beverage distributor. In mid-February 2016 we have introduced our new line of Cold Brew Coffees and this product has quickly gained popularity with retailers. As part of our sales re-alignment strategy we also suspended production of our Coconut Water product in favor of applying these resources to the production of Cold Brew Coffee.

During the three month period from April 1 to June 30, 2016 we began to see the benefit from the growing number of shelf space authorizations for Cold Brew Coffee we have secured with independent retailers and mass retail chain stores and sales have begun a turnaround.

The primary contributor to the 32% increase in revenue for the three month period ended June 30, 2016 has been sales of our new Cold Brew Coffees.

Cost of Goods Sold

For the three and six month periods ended June 30, 2016 and June 30, 2015, Cost of Goods Sold ('COGS') were $130,689 and $325,337 compared to $147,129 and $341,535, respectively. This corresponds to gross margins of $98,973, or 43%, and $59,588, or 15%, versus $26,493, or 15%, and $71,752, or 17%, respectively.

During the first three months of the period ended June 30, 2016, the Company initially wrote down inventory by $43,868 for coconut water inventory with a short expiry date. This created a negative gross margin for that period, as reported in our prior Form 10-Q financial statements. During the first three months of this period we determined this inventory was still viable and reclassified the write down as reserved inventory available for use in the second three months of this period. This inventory was then used for marketing purposes and removed from reserved inventory and recorded as a marketing expense . This change, along with the relatively high margin we earn on our sales of Cold Brew Coffee, had a positive impact on gross margin for the second three months in the period ended June 30, 2016. We project gross margin will continue to improve substantially in coming quarters as sales of Cold Brew Coffee increase.

The primary COGS components for the six month periods ended June 30, 2016 and June 30, 2015 were: manufacturing costs, which include both in-house and outsourced manufacturing costs, totaling  $248,074 versus $261,218 respectively; inventory write-offs of $nil versus $nil; and shipping, packaging, term discounts, and inventory adjustment costs totaling $77,263 versus $80,317, respectively.

Operating Expenses

Our operating expenses are classified into three categories:

- Research and development
- Advertising and marketing
- General and administrative expenses

Research and Development

Research and development costs were minimal for both periods ended June 30, 2016 and June 30, 2015. We project R&D costs will remain near current levels during the balance of fiscal 2016.

Advertising and Marketing

Advertising and marketing costs were $91,376 and $157,673, respectively for the three and six month periods ended June 30, 2016 versus $73,604 and $198,545 for the three and six month period ended June 30, 2015, representing an increase of 24% and a decrease of 21%. The overall decrease was attributable to our planned reduction of advertising and marketing expenditures to conserve capital during our sales distribution re-alignment process.

Primary components of advertising and marketing expenses for the six month periods ended June 30, 2016 and June 30, 2015 were: (i) advertising and graphic art costs and related costs of $20,667 versus $114,577, respectively; (ii) cost of free sample demos was $95,599 versus $32,268, respectively; and (iii) other marketing expenses, sponsorships and public relations initiatives totaled $41,407 and $51,700, respectively. We project advertising and marketing costs will increase during the balance of fiscal 2016.

General and Administrative

General and administrative ('G&A') costs were $618,657 and 1,151,013 for the three and six month periods ended June 30, 2016 compared to $837,045 and $1,294,145 for the three and six month periods ended June 30, 2015, representing decreases of 26% and 11%, respectively. Major components of G&A for the six month periods ended June 30, 2016 and June 30, 2015 included: (i) payroll of $444,164 versus $331,971, respectively; (ii) non-cash stock issued for compensation and services of $244,757 versus $324,380, respectively; (iii) professional and consultant fees of $91,343 versus $166,345, respectively; and (iv) VDF License fees of $175,000 versus $150,000, respectively. We project general and administrative expenses will increase modestly during the balance of fiscal 2016.

Interest Expense

Interest expense, including amortizations of original issuance discounts related to debt issuances totaled $73,532 for the six month period ended June 30, 2016 versus $174,243 for the six month period ended June 30, 2015. We project that interest expenses will remain at current levels during the balance of fiscal 2016.

Other Income (Expense)

During the six month periods ended June 30, 2016 and June 30, 2015, we recorded non-cash charges for changes in fair market value of derivative liabilities which arose from our issuance of convertible debt instruments, non-cash amortizations of discounts on notes payable, and an equity modification cost for the re-pricing of warrants. These were classified as other expense items and totaled $285,175 for the six month period ended June 30, 2016 versus $79,209 for the six month period ended June 30, 2015. We project these expenses will remain at current levels during the balance of fiscal 2016.

Net Loss

Our net losses for the three and six month periods ended June 30, 2016 and June 30, 2015 were $794,468, or $0.01 per share, and $1,612,490, or 0.01 per share, versus $1,134,964, or $0.01 per share, and $1,679,000, or 0.02 per share.

Liquidity and Capital Resources

Our financial position at June 30, 2016 and December 31, 2015 was as follows:

Net Working Capital
	As of June 30, 2016	As of December 31, 2015

Current Assets	$549,650	$645,107
Current Liabilities	751,475	463,063
Net Working Capital (Deficit)	$(201,825)	$182,044

As of June 30, 2016 we had cash on hand of $81,776, accounts receivable totaling $106,152, inventory of $358,322, and prepaid expenses of $3,400. This compares with cash of $148,769, accounts receivable plus accounts receivable - related party totaling $51,227, inventory of $439,158, and prepaid expenses of $5,953 as of December 31, 2015. Our net working capital decreased to a balance of $(201,825) at June 30, 2016, from a balance of $182,044 at December 31, 2015 largely due to 321,547 of convertible notes payable being moved from long term liabilities to short term liabilities due to the notes coming within six months of maturity. At present, we estimate we will need to raise capital during the coming twelve months to fund our strategic plans.

Cash Flows
	Six months ended June 30, 2016	Six months ended June 30, 2015

Net cash (used) by operating activities	$(979,179)	$(780,597)
Net cash provided/(used) in investing activities	-	-
Net cash provided by financing activities	912,186	910,000
Increase (decrease) in cash during the period	(66,993)	129,403
Cash, beginning of period	148,769	39,987
Cash, end of period	$81,776	$169,390

Key elements comprising the comparative figures for Net cash (used) by Operating Activities for the six month periods ended June 30, 2016 and June 30, 2015 include: (i) net losses of $1,612,490 and $1,679,000, respectively; (ii) non-cash expenses for stock issued for services and compensation of $244,757 and $324,380, respectively; (iii) net non-cash amortization of notes payable discounts of $329,439 versus $75,235, respectively; and (iv) increases of $80,836 versus $108,395, respectively for use of inventory.

2015 Equity Line
On June 16, 2015, we signed a $10,250,000 million purchase agreement (the "Purchase Agreement") with Lincoln Park Capital Fund, LLC ("LPC"), an Illinois limited liability company. Upon signing the Purchase Agreement, LPC agreed to purchase 1,666,667 shares of our common stock for $250,000 as an initial purchase under the agreement. We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission ("SEC") covering the shares that may be issued to LPC under the Purchase Agreement within ten days after the Effective Date. The SEC declared this registration statement effective on July 16, 2015 and under the registration statement, we have the right, in our sole discretion, over a 30-month period to sell up to an additional $10 million of our common stock to LPC in amounts from up to 150,000 shares per sale to up to 350,000 shares per sale, depending on certain conditions as set forth in the Purchase Agreement. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of shares of Common Stock sold pursuant to the Purchase Agreement will be based on prevailing market prices of our Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to LPC. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the Purchase Agreement. LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below the floor price as set forth in the Purchase Agreement. During the period ended June 30, 2016, we raised $309,286 through equity line sales of 6,150,000 shares. During the year ended December 31, 2015, we raised $629,850 through equity line sales of 8,550,000 shares.

Unit Offers
In February 2016, we executed private placement Unit Offer One which raised $171,000 through the sale of 4,275,000 units. This offering terminated on March 29, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. These shares were issued to four US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In April and May 2016, we have raised $394,000 through private placement Unit Offer Two through the sale of 9,850,000 units. This offering terminated on May 31, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. These shares were issued to nine US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Short-term Debt

September 2015 Notes:
On September 30, 2015 ("Issuance Date"), subject to securities purchase agreements we issued two subordinated promissory notes (the "September 2015 Notes") to two lenders (the "September 2015 Lenders") in the aggregate amount of $250,000 (the "Original Principal"). The September 2015 Notes bear interest at 8% per annum and this amount fully accrued upon execution of the loans and added $20,000 to the balance due at Issuance Date. The principal and interest is due and payable in full on September 30, 2016 ("Maturity Date") with monthly prepayments of 3% of the Original Principal on the fourth through sixth monthly anniversaries of the Issuance Date and monthly prepayments or 10% of the Original Principal on the seventh through eleventh monthly anniversaries of the Issuance Date. The September 2015 Notes included an aggregate $25,000 original issuance discount ("OID") which resulted in net proceeds of $225,000. The Company has the right to prepay the September 2015 Notes, pursuant to the terms thereof, at any time, provided it pays the then outstanding balance and accrued interest. The September 2015 Notes provide for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the September 2015 Notes. The interest rate shall be 18% upon the occurrence of an event of default and repayment of the note at an amount equal to 120% of the outstanding principal and interest due. The September 2015 Notes are not secured and are subordinated to senior notes issued by the Company. As an inducement for the loans, the Company granted the September 2015 Lenders five‑year warrants to purchase an aggregate of 3,125,000 shares of our common stock at an exercise price of $0.08 per share valued using a Black-Scholes model at $167,788. The warrants include cashless exercise rights. At December 31, 2015, the balance on the September 2015 Notes was $125,672, including accrued interest of $20,000 and net of unamortized discounts totaling $125,612 related to the inducement warrants and an unamortized OID of $18,716. During the year ended December 31, 2015, $42,176 of the warrants discount was recorded as an amortization expense and $6,284 of the OIDs were recorded as interest expense. During the six month period ended June 30, 2016, the Company made payments on the September 2015 Notes totaling $97,500 and at June 30, 2016, the balance on the September 2015 Notes was $124,040, including accrued interest of $20,000 and net of unamortized discounts totaling $42,176 related to the inducement warrants and unamortized OIDs totaling $6,284. During the period ended June 30, 2016, $83,436 of the warrants discount was recorded as an amortization expense and $12,432 of the OIDs were recorded as interest expense. Subsequent to the period ended June 30, 2016, the Company has made timely submission of the payments due on the tenth month anniversaries of Issuance Date.

December 2015 Note:
On December 30, 2015 ("Issuance Date"), subject to a securities purchase agreement we issued a subordinated promissory note (the "December 2015 Note") to one lender (the "December 2015 Lender") in the aggregate amount of $110,000 (the "Original Principal"). The December 2015 Note bear interest at 8% per annum and this amount fully accrued upon execution of the loan and added $8,800 to the balance due at Issuance Date. The principal and interest is due and payable in full on December 3, 2016 ("Maturity Date") and has a re-payment schedule which requires payments of $39,600 respectively on sixth, ninth and twelfth month anniversary dates of Issuance Date. The December 2015 Notes included an aggregate $10,000 original issuance discount ("OID") which resulted in net proceeds of $100,000. The Company has the right to prepay the December 2015 Note, pursuant to the terms thereof, at any time, provided it pays the then outstanding balance and accrued interest. The December 2015 Note provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the December 2015 Note. If there should be occurrence of an event of default, repayment of the note will be due at an amount equal to 120% of the outstanding principal and interest due.  The Note is not secured and is subordinated to senior notes issued by the Company and ranks equally with other debt issued by the Company. As an inducement for the loan, the Company issued the December 2015 Lender 500,000 restricted common shares valued at $30,050. At December 31, 2015, the balance on the December 2015 Note was $109,565, including accrued interest of $8,800 and net of unamortized OID of $9,235. During the year ended December 31, 2015, $764 of the OID was recorded as interest expense. At June 30, 2016, the balance on the December 2015 Note was $74,937, including accrued interest of $8,800 and net of unamortized OID of $4,263. During the six month period ended June 30, 2016, timely payment of the first installment of $39,600 was made on June 3, 2016 and $4,972 of the OID was recorded as interest expense.

Long-term Debt

VDF Note:
On January 28, 2014, we entered into a patent settlement with VDF FutureCeuticals, Inc.("VDF") with respect to a prior action filed by VDF. In connection with the License Agreement and other agreements which formed the settlement, we issued a senior convertible note (the "VDF Note") to VDF, whereby we promised to pay VDF a principal amount equal to the sum of: (i) the aggregate amount of accrued and unpaid license fee payments, plus (ii) accrued interest on the VDF Note. The maturity of the VDF Note is December 31, 2018 unless accelerated pursuant to an event of default or the License Agreement is terminated and all accrued and unpaid obligations under the VDF Note have been paid. Due to its term, the VDF Note is classified as long term debt. Interest on the note is 7% per annum, subject to an adjustment to 12% for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. The VDF Note is secured through the Pledge and Security Agreement executed with VDF and is senior to any other debt issued by the Company. At any time VDF has the option to convert any principal outstanding on the VDF Note into shares of our common stock at a Conversion Price determined by the terms of the VDF Note. Key terms of the VDF Note include that: (i) VDF is granted an adjustment to the conversion price upon the issuance of shares of our common stock, stock options or other convertible securities; (ii) no indebtedness shall rank senior to the payments due under the VDF Note unless prior written consent of VDF is obtained; and (iii) payments under the VDF Note are secured by a Security Agreement. The VDF Note provides that we may, at our option, roll-over to the VDF Note quarterly License fee payments and accrued interest. During the year ended December 31, 2015, we rolled-over License fee payments totaling $300,000 plus accrued interest for the year $18,481 for a total addition to the VDF Note of $318,481. At December 31, 2015, the VDF Note had an outstanding balance $453,298, net of a discount of $15,974 resulting from the embedded derivative. At June 30, 2016, the VDF Note had an outstanding balance $626,313, net of a discount of $17,691 resulting from the embedded derivative. During the period ended June 30, 2016, $2,633 amortization of the derivative discount on the VDF Note was recorded. Originally the Conversion Price of the Senior Convertible Note was $0.65 per share. On December 19, 2014, this was adjusted to $0.6163 per share based on our issuance of stock options. On January 20, 2015, the Conversion Price was adjusted to $0.5623 based on our issuance of an unsecured subordinate convertible debenture to a third party; on June 15, 2015, the Conversion Price was adjusted to $0.5572 as the result of re-pricing of warrants issued to a third party; on September 30, 2015, the Conversion Price was adjusted to $0.4536 based on our issuance of a fixed conversion price convertible debenture to a third party, and issuances of warrants and stock to third parties; on December 31, 2015, the Conversion Price was adjusted to $0.3823 based on our issuance of a fixed conversion price convertible debenture to a third party, and issuances of warrants and stock to third parties; on March 31, 2016, the Conversion Price was adjusted to $0.3434 based on our issuance of stock and warrants to third parties; and on June 30, 2016, the Conversion Price was adjusted to $0.2883 based on our issuance of stock and warrants to third parties.

LPC Note One:
On August 18, 2015, we issued a Senior Convertible Note ("LPC Note One") to a third party ("LPC") in the amount of $250,000. LPC Note One was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016 (the "Maturity Date"). Due to its term, the Convertible Note is classified as long term debt. Interest may be paid via issuance of the Company's common stock if the Company meets certain conditions that would allow the issuance of the Company's common stock without any trading restrictions. LPC Note One has a $25,000 original issuance discount ("OID") which resulted in net proceeds of $225,000. The Company has the right to prepay LPC Note One, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note One provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note One. LPC Note One is not secured and is subordinated to the VDF Note, ranks equally with LPC Note Two, and ranks above other debt issued by the Company. The principal amount of LPC Note One and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.07 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note One. At no time may LPC Note One be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. As an inducement for the loan, the Company granted LPC a six year warrant to purchase 3,750,000 shares of our common stock at an exercise price of $0.10 per share valued using a Black-Scholes model at $277,014. At issuance date, LPC Note One also included a beneficial conversion feature ("BCF") of $107,143 because the exercise price of LPC Note One was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note One was capped at $117,857, resulting in a total discount of $225,000. This warrant has a cashless exercise right. At December 31, 2015, the recorded balance on LPC Note One was $67,365, net of an unamortized discount of $164,372 and an unamortized OID of $18,263. During the six month period ended June 30, 2016, $81,736 of the discount was recorded as an amortization expense and $9,082 of the OID was recorded as interest expense. During the year ended December 31, 2015, $60,628 of the discount was recorded as an amortization expense and $6,737 of the OID was recorded as interest expense. At June 30, 2016, the recorded balance on LPC Note One was $158,183, net of an unamortized discount of $82,636 and an unamortized OID of $9,181. For the six month period ended June 30, 2016 and the year ended December 31, 2015, accrued interest of $5,404 and $4,688, respectively was paid via issuance of 90,286 and 66,964 restricted common shares based on the Conversion Price of LPC Note One of $0.07 per clause 2(a) of LPC Note One.

LPC Note Two:
On November 23, 2015, we issued a Senior Convertible Note ("LPC Note Two") to a third party ("LPC") in the amount of $300,000. LPC Note Two was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016 (the "Maturity Date"). Due to its term, the Convertible Note is classified as long term debt. Interest may be paid via issuance of the Company's common stock if the Company meets certain conditions that would allow the issuance of the Company's common stock without any trading restrictions. LPC Note Two has a $30,000 original issuance discount ("OID") which resulted in net proceeds of $270,000. The Company has the right to prepay LPC Note Two, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note Two provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note Two. LPC Note Two is not secured and is subordinated to the VDF Note, ranks equally with LPC Note One, and ranks above other debt issued by the Company. The principal amount of LPC Note Two and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.05 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note Two. At no time may LPC Note Two be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. As an inducement for the loan, the Company granted LPC a six year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.07 per share valued using a Black-Scholes model at $253,098. At issuance date, LPC Note Two also included a beneficial conversion feature ("BCF") of $102,600 because the exercise price of LPC Note Two was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note Two was capped at $167,400, resulting in a total discount of $270,000. This warrant has a cashless exercise right. At June 30, 2016, the recorded balance on LPC Note Two was $163,366, net of an unamortized discount of $122,970 and an unamortized OID of $13,664. During the six month period ended June 30, 2016, $121,634 of the  discount was recorded as an amortization expense and $13,514 of the OID was recorded as interest expense. At December 31, 2015, the recorded balance on LPC Note Two was $28,218, net of an unamortized discount of $244,604 and an unamortized OID of $27,178. During the year ended December 31, 2015, $25,396 of the  discount was recorded as an amortization expense and $2,822 of the OID was recorded as interest expense. For the six month period ended June 30, 2016 and the year ended December 31, 2015, accrued interest of $7,561 and $1,583, respectively was paid via issuance of 151,680 and 31,667 restricted common shares based on the Conversion Price of LPC Note Two of $0.05 per clause 2(a) of LPC Note Two.

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

The following table summarizes the convertible debt derivative activity for the year ended December 31, 2015 and the period ended June 30, 2016:

Description	Convertible Notes	Total
Fair Value at December 31, 2014	$9,168	$9,168
Increase due to issuance of subordinate convertible debenture	241,710	241,710
Reduction due to redemption of subordinate convertible debenture	(274,108)	(274,108)
Change in Fair Value	35,037	35,037
Fair Value at December 31, 2015	$11,807	$11,807
Increase due to issuance of subordinate convertible debenture	1,997	1,997
Change in Fair Value	(570)	(570)
Fair Value at March 31, 2016	$13,234	$13,234
Increase due to issuance of subordinate convertible debenture	2,353	2,353
Change in Fair Value	(1,061)	(1,061)
Fair Value at June 30, 2016	$14,526	$14,526

The lattice methodology was used to value the derivative liabilities related to the convertible notes, with the following assumptions.

Assumptions:	June 30, 2016	December 31, 2015

Dividend yield	0.00%	0.00%
Risk-free rate for term	0.71%	1.31%
Volatility	109.6%	133%
Maturity dates	2.50 years	3 years
Stock Price	$0.0497	$0.055

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements at June 30, 2016 or December 31, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE FLUCTUATION RISK

Our reporting currency is United States Dollars. Our transactions are primarily conducted in US$ but may also include transactions in other currencies. Foreign currency rate fluctuations may have a material impact on the Company's financial reporting. These fluctuations may have positive or negative impacts on the results of operations of the Company.

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

A.   Disclosure Controls and Procedures.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Shaun Roberts, and our Chief Financial Officer, John Dawe) as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, Mr. Roberts and Mr. Dawe each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including Mr. Roberts and Mr. Dawe, as appropriate to allow timely decisions regarding required disclosure.

B.   Management's Report on Internal Control Over Financial Reporting.
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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. Management's assessment was based on criteria set forth in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

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

C.   Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 20, 2016 on the basis of incorrect venue, a judge presiding in Broward County Circuit Court, Florida dismissed the legal action 'Splash Beverage Group, Inc. v. KonaRed Corporation Case No. 15-022541 CACE 09', regarding the Company's cancellation of the beverage distribution agreement ("CDA") and the sales and marketing agreement ('SMA") the parties had executed on April 23, 2014. This action had been brought on December 30, 2015 by the Company's former beverage distributor, Splash Beverage Group ('SBG'). The Company had cancelled the SMA on September 16, 2015 and the CDA on September 23, 2015. The parties are now moving to arbitration of this matter in the State of Nevada. The Company continues to believe SBG's allegations are both factually and legally unfounded and the likelihood of a material loss in this matter is considered to be remote and any damages the Company may pay are not currently estimable.

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company's business activities. Other than the aforementioned matter, there are no material, active, or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our officer and director, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unless otherwise specified, funds raised by the Company are used for working capital purposes.

On January 1, 2016 we issued 600 restricted common shares at $0.0614 per share at market close price on date of grant to an employee ("Employee One") for deemed compensation of $37. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 8, 2016, we issued 651,269 restricted common shares at $0.05 per share at market close price on date of grant for aggregate deemed compensation of $32,563 to a service provider ("Service Provider One") as final payment for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 11, 2016 we issued 5,000 restricted common shares at $0.064 per share at market close price on date of grant to an employee for deemed compensation of $320.  These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In February 2016, we executed a private placement unit offering which raised $171,000 through the sale of 4,275,000 units. This offering terminated on March 29, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $227,160 and the embedded value of these warrants based on a Black-Scholes option pricing model was $182,910. These shares were issued to four US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 23, 2016 we issued 5,000 restricted common shares at $0.0502 per share at market close price on date of grant to an employee for deemed compensation of $251. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 4, 2016, we issued 3,500 restricted common shares at $0.0559 per share at market close price on date of grant to a professional athlete ("Ambassador Three") for endorsement services rendered for deemed compensation of $196. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

For the three month period ended March 31, 2016, we issued to LPC: (a) 45,143 restricted common shares at $0.07 per share for a deemed cost of $3,160 for interest accrued on LPC Note One for the period from January 1, 2016 to March 31, 2016 ; and (b) 75,840 restricted common shares at $0.05 per share for a deemed cost of $3,792 for interest accrued on LPC Note Two for the period from January 1, 2016 to March 31, 2016. These shares were issued at market close price on date of grant to one US company, which is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 150,366 restricted common shares at $0.05404 per share at market close price on date of grant as compensation to our CEO for aggregate deemed compensation totaling $8,125. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 318,081 restricted common shares at $0.05404 per share at market close price on date of grant as compensation to our President & COO for aggregate deemed compensation totaling $17,188. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 462,663 restricted common shares at $0.05404 per share at market close price on date of grant as compensation to our CFO for aggregate deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 600 restricted common shares at $0.0509 per share at market close price on date of grant to Employee One for compensation of $31. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In April and May 2016, we executed a private placement unit offering which raised $394,000 through the sale of 9,850,000 units. This offering terminated on May 31, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $532,443 and the embedded value of these warrants based on a Black-Scholes option pricing model was $426,730. These shares were issued to nine US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016 we issued 10,000 restricted common shares at $0.054 per share at market close price on date of grant to Employee One for compensation of $540. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016 we issued 5,000 restricted common shares at $0.054 per share at market close price on date of grant to an employee for compensation of $270. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016, we issued 68,000 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete ("Ambassador Three") for endorsement services rendered for deemed compensation of $3,672. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016, we issued 8,500 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete ("Ambassador Four") for endorsement services rendered for deemed compensation of $459. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016, we issued 7,000 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete ("Ambassador Five") for endorsement services rendered for deemed compensation of $378. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016, we issued 8,500 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete ("Ambassador Six") for endorsement services rendered for deemed compensation of $459. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 6, 2016, we issued 5,000 restricted common shares at $0.05180 per share at market close price on date of grant to a health care professional for endorsement services rendered for deemed compensation of $259. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 8, 2016 we issued 333,781 restricted common shares at $0.049 per share at market close price on at market close price on date of grant date of grant as compensation to our CEO for aggregate deemed compensation totaling $16,355. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 8, 2016 we issued 254,441 restricted common shares at $0.049 per share at market close price on date of grant as compensation to our President & COO for aggregate deemed compensation totaling $12,468. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2016 we issued 164,841 restricted common shares at $0.0497 per share at market close price on date of grant as compensation to our CEO for aggregate deemed compensation totaling $8,193. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2016 we issued 348,702 restricted common shares at $0.0497 per share at market close price on date of grant as compensation to our President & COO for aggregate deemed compensation totaling $17,330. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2016 we issued 1,200 restricted common shares at $0.0497 per share at market close price on date of grant to Employee One for compensation for deemed compensation of $60. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2016, we issued 17,000 restricted common shares at $0.0497 per share at market close price on date of grant to Ambassador One for endorsement services rendered for deemed compensation of $845. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2016, we issued 1,050,000 restricted common shares at $0.0497 per share at market close price on date of grant to a consultant for services rendered for a deemed cost of $52,185. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2016, we issued 300,000 restricted common shares at $0.0497 per share at market close price on date of grant to a consultant for services rendered for a deemed cost of $14,910. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2016, we issued 150,000 restricted common shares at $0.0497 per share at market close price on date of grant to a consultant for services rendered for a deemed cost of $7,455. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

For the three month period ended June 30, 2016, we issued to LPC: (a) 45,143 restricted common shares at $0.0497 per share for a deemed cost of $3,160 for interest accrued on LPC Note One for the period from April 1, 2016 to June 30, 2016; and (b) 75,840 restricted common shares at $0.0497 per share for a deemed cost of $3,792 for interest accrued on LPC Note Two for the period from April 1, 2016 to June 30, 2016. These shares were issued at market close price on date of grant to one US company, which is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

KONARED CORPORATION

/s/ Shaun Roberts	Dated:	August 15, 2016
Shaun Roberts
Chief Executive Officer

/s/ John Dawe	Dated:	August 15, 2016
John Dawe
Chief Financial Officer,
Secretary & Treasurer