Form 10-Q
period 2016-09-30
KonaRed Corp
filed 2016-11-18
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

The issuer had 148,340,592 shares of common stock issued and outstanding as of November 17, 2016.

KONARED CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

KONARED CORPORATION
BALANCE SHEETS

	September 30, 2016 (unaudited)	December 31, 2015

ASSETS
CURRENT ASSETS
Cash	$118,117	$148,769
Accounts receivable	213,662	33,227
Accounts receivable - related party	1,800	18,000
Inventory	347,160	439,158
Prepaid expenses	—	5,953
TOTAL CURRENT ASSETS	680,739	645,107

OTHER ASSETS
Fixed assets (net of accumulated depreciation)	8,414	10,247
TOTAL OTHER ASSETS	8,414	10,247
TOTAL ASSETS	$689,153	$655,354

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$530,111	$211,429
Accounts payable - related party	—	3,156
Short term convertible notes payable, net of discounts	435,774	—
Short term debt, net of discounts	77,111	235,237
Short term debt - related party	101,337	—
Unearned revenue	792	1,434
Derivative liability	11,823	11,807
TOTAL CURRENT LIABILITIES	1,156,948	463,063

LONG TERM LIABILITIES
Convertible note payable, net of discount	755,975	548,881
TOTAL LONG TERM LIABILITIES	755,975	548,881
TOTAL LIABILITIES	1,912,923	1,011,944

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred shares, 10,000 shares with par value $0.001 authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common shares, 877,500,000 shares with par value $0.001 authorized; 147,190,592 and 108,769,515 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	147,232	108,787
Additional paid in capital	21,379,973	19,616,012
Accumulated deficit	(22,750,975)	(20,081,389)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,223,770)	(356,590)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$689,153	$655,354

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

REVENUE:
Product sales	$397,899	$168,148	$772,083	$572,358
Product sales - related party	1,800	—	1,800	—
Shipping and delivery	4,390	6,270	15,131	15,347
Total sales	404,089	174,418	789,014	587,705

Cost of Goods Sold	311,064	131,419	636,401	472,954
GROSS MARGIN	93,025	42,999	152,613	114,751

OPERATING EXPENSES:
Research and development	—	—	4,685	4,610
Advertising and marketing	105,721	70,500	263,394	269,047
General and administrative expenses	822,780	804,230	1,973,793	2,098,375
Total operating expenses	928,501	874,730	2,241,872	2,372,032
Loss from operations	(835,476)	(831,731)	(2,089,259)	(2,257,281)

OTHER INCOME (EXPENSE):
Interest expense	(73,755)	(38,100)	(147,287)	(212,343)
Amortization expense - notes discounts	(152,162)	—	(438,968)	—
Change in fair market value of derivative liability	4,297	1,866	5,928	(35,590)
Loss on equity modification	—	—	—	(41,753)
Total other income (expense)	(221,620)	(36,234)	(580,327)	(289,686)
Loss before income taxes	$(1,057,096)	$(867,965)	$(2,669,586)	$(2,546,967)
Provision for income taxes	—	—	—	—
Net Loss	$(1,057,096)	$(867,965)	$(2,669,586)	$(2,546,967)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Basic and diluted weighted average shares outstanding	137,077,365	92,620,379	125,325,265	87,237,372

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Ending balance – December 31, 2014	83,496,530	$83,497	$16,705,636	$(16,281,020)	$508,113
Common shares issued for cash	3,333,334	3,333	346,667	—	350,000
Common shares issued under equity line	8,550,000	8,550	621,300	—	629,850
Common shares issued for services	6,344,022	6,345	591,926	—	598,271
Common shares issued for equity line underwriting fees	2,708,656	2,724	(2,724)	—	—
Common shares issued as compensation	4,238,341	4,238	346,645	—	350,883
Common shares issued for interest payments	98,631	100	6,171	—	6,271
Additional paid-in capital related to option grants	—	—	220,960	—	220,960
Additional paid-in capital related to warrant issuances	—	—	453,046	—	453,046
Additional paid-in capital related to convertible notes beneficial conversion features	—	—	209,743	—	209,743
Additional paid-in capital related to convertible notes redemption	—	—	74,889	—	74,889
Additional paid-in capital related to equity modification	—	—	41,753	—	41,753
Net loss – year ended December 31, 2015	—	—	—	(3,800,369)	(3,800,369)
Ending Balance – December 31, 2015	108,769,514	$108,787	$19,616,012	$(20,081,389)	$(356,590)
Common shares issued for cash	19,650,000	19,650	766,350	—	786,000
Common shares issued under equity line for cash	6,450,000	6,450	316,486	—	322,936
Common shares issued for services	3,032,750	3,034	139,849	—	142,883
Common shares issued for equity line underwriting fees	21,529	43	(43)	—	—
Common shares issued as compensation	7,427,544	7,428	389,789	—	397,217
Common shares issued for interest payments	364,255	365	19,461	—	19,826
Common shares issued for note redemption	1,475,000	1,475	94,400	—	95,875
Additional paid-in capital related to convertible note beneficial conversion feature	—	—	37,669	—	37,669
Net loss – period ended September 30, 2016	—	—	—	(2,669,586)	(2,669,586)
Ending Balance – September 30, 2016	147,190,592	$147,232	$21,379,973	$(22,750,975)	$(1,223,770)

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

OPERATING ACTIVITIES:
Net loss	$(2,669,586)	$(2,546,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,833	6,729
Stock issued for compensation	397,217	257,132
Stock issued for services	142,884	307,864
Option grants expense	—	165,266
Change in fair market value of derivative liability	(6,039)	35,590
Amortization of notes payable discounts	540,439	68,467
Loss on equity modification	—	41,753
Loss on debt conversion	36,875	—
Change in operating assets and liabilities:
Accounts receivable	(164,235)	149,798
Inventory	91,998	30,593
Prepaid expenses	5,953	16,000
Other current assets	—	652
Accounts payable and accrued liabilities	295,022	73,803
Accrued interest	30,393	23,314
Unearned revenue	(642)	(2,494)
NET CASH USED IN OPERATING ACTIVITIES	(1,297,888)	(1,372,500)

FINANCING ACTIVITIES:
Proceeds from long term convertible notes payable	275,000	225,000
Proceeds from short term convertible notes payable	—	650,000
Repayments on short term convertible notes payable	—	(440,000)
Proceeds from short term debt	—	250,000
Proceeds from short term debt - related party	100,000	500,000
Repayments on short term debt - related party	—	(250,000)
Repayments on short term debt	(216,700)	—
Proceeds from issuance of common stock for cash	1,108,936	695,120
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,267,236	1,630,120

NET INCREASE (DECREASE) IN CASH	(30,652)	257,620

CASH, Beginning of Period	148,769	39,987

CASH, End of Period	$118,117	$297,607

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Cash paid during the year for:
Interest	$—	$174,243
Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
(Unaudited)

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015

Discount from convertible debentures		$—	$107,143
Discount on derivative		$6,055	$239,752
Shares issued as commitment fees - offering costs		$43	$2,692
Interest paid by stock issuances		$19,825	$—
Settlement of derivative liability related to convertible debenture redemption	$		$274,108
Discount from warrants		$—	$285,645
Conversion of debt to common stock		$59,000	—

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents recorded for the periods ended September 30, 2016 and December 31, 2015.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the periods ended September 30, 2016 and September 30, 2015, the Company wrote off accounts receivable totaling $172 and $nil, respectively. There were no allowances for doubtful accounts recorded for the period ended September 30, 2016 or the year ended December 31, 2015.

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

No liability for unrecognized tax benefits was recorded as of September 30, 2016 and December 31, 2015.

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

Reclassification
The financial statements for the period ended December 31, 2015 have been reclassified to conform to the 2016 presentation.

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

As of September 30, 2016, the Company had outstanding a senior convertible note (the "VDF Note") with a balance of $755,975, net of a discount of $17,353. The Company determined the VDF Note had an embedded derivative valued at $11,823 at September 30, 2016 due to Sr. Note One having a provision which required adjustments to the conversion price to compensate for dilutive stock issuance events unrelated to the VDF Note. As of December 31, 2015, the VDF Note had a balance of $453,298, net of a discount of $15,974 and the embedded derivative liability was valued at $11,807. During the period ended September 30, 2016, $275,000 of principal was added to the VDF Note. This was comprised of patent license fee payments of totaling $275,000 which were rolled over to the VDF Note.

The net amount of the Change in Fair Value of Derivatives for the nine month period ended September 30, 2016 was a loss of $5,928, which included the net amount of mark-to-market value changes in the embedded derivatives liabilities of the VDF Note.

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using the treasury stock method; and convertible preferred stock and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company currently has options, warrants and convertible debt outstanding, and no convertible preferred stock has been issued. Common stock equivalents pertaining to the options, warrants and convertible debt were not included in the computation of diluted net loss per common share in these financial statements because the effect would have been anti-dilutive due to the net losses for the periods ended September 30, 2016 and September 30, 2015.

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

Level components:	As of September 30, 2016	As of December 31, 2015
Cash	$118,117	$148,769
Accounts receivable	213,662	33,227
Accounts receivable - related party	1,800	18,000
Inventories	347,160	439,158
Prepaid expenses	-	5,953
Acc/payable and accrued liabilities	530,111	211,429
Accounts payable - related party	-	3,156
Short term convertible notes, net of discounts	435,774	-
Short term debt, net of discounts	77,111	235,237
Short term debt - related party	101,337	-
Long term convertible note, net of discount	755,975	548,881
Unearned revenue	792	1,434
Level 1 total	$2,581,839	$1,645,244

Derivative liability	$11,823	$11,807
Level 2 total	$11,823	$11,807
	-	-
Level 3 total	$Nil	$Nil

It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments which it holds.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Advertising
Costs for advertising are expensed when incurred. Advertising costs for the nine month period ended September 30, 2016 totaled $47,802 and $108,499 for the nine month period ended September 30, 2016. The Company also incurs marketing expenses for product promotion and investor relations which are combined with advertising to form the advertising and marketing line item in our statement of operations. Excluding advertising, these other promotional costs were $215,592 and $160,548 for the nine month periods ended September 30, 2016 and September 30, 2015, respectively.

Fixed Assets
Fixed assets are recorded at cost. Depreciation is calculated on a straight line method over the estimated useful lives of the various assets as follows:

ASSET	Depreciation Term

Furniture and equipment	5 - 7 years
Warehouse fixtures	10 years

During the nine month periods ended September 30, 2016 and September 30, 2015: (a) depreciation for furniture and equipment of $1,572 and $1,572 was respectively recorded; and (b) depreciation for warehouse fixtures of $261 and $261 was respectively recorded. Accumulated depreciation for all fixed assets totaled $6,260 at September 30, 2016.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses totaling $22,750,975 as of September 30, 2016; and has a incurred a net loss for the current nine month period of $2,669,586. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. If necessary, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. To address these issues, during the nine month period ended September 30, 2016 the Company received a loan of $100,000 from a director and raised $786,000 through several private placement equity offerings and $322,936 through share sales under its 2015 Purchase Agreement Equity Line. On August 11, 2016 the last shares which had been registered under the 2015 Equity Line were sold. Subsequently there has not been a new registration statement on Form S-1 filed which would allow for further share sales under the 2015 Purchase Agreement. We anticipate we will continue to raise funds through private placement equity sales in the near future.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – Inventory

Inventory includes raw materials and finished goods. Finished goods contain direct materials and other manufacturing costs charged directly by third party manufacturing vendors. Inventory consists of the following:

	September 30, 2016	December 31, 2015

Raw materials	$100,504	$100,702
Finished goods	246,656	338,456
Inventory allowance	—	—
Total	$347,160	$439,158

During the period ended September 30, 2016, the Company initially wrote down inventory by $43,868 during the first three months of this nine month period and then reclassified the write down as reserved inventory available for use in the second three months of this nine month period. This inventory was then used for marketing purposes and removed from reserved inventory and recorded as a marketing expense during the second three month period. During the year ended December 31, 2015, the Company wrote down inventory by $26,760 to account for expired inventory which had been write-off and disposed of, and for minor manufacturing process shrinkages. The Company recognized $nil and $nil recovery in inventory allowance respectively for the period ended September 30, 2016 and the year ended December 31, 2015. At September 30, 2016 the Company had $nil of reserved inventory and all inventory was valued at full cost.

NOTE 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses at September 30, 2016 were $nil; and for the year ended December 31, 2015 were comprised of $5,953 for manufacturing runs.

NOTE 6 – Fixed Assets

Fixed assets at September 30, 2016 and December 31, 2015 respectively comprised: (a) furniture and equipment totaling $6,067 and $2,434, net of accumulated depreciation of $5,135 and $3,563; and (b) warehouse fixtures totaling $2,347 and $2,608, net of accumulated depreciation of $1,125 and $864.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes

September 2015 Notes:
On September 30, 2015 ("Issuance Date"), subject to securities purchase agreements we issued two subordinated promissory notes ("September 2015 Note One" and "September 2015 Note Two", collectively, the "September 2015 Notes") to two lenders (the "September 2015 Lenders"). The September 2015 Notes provided for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the September 2015 Notes. The interest rate shall be 18% upon the occurrence of an event of default and repayment of the note at an amount equal to 120% of the outstanding principal and interest due. The September 2015 Notes were not secured and are subordinated to senior notes issued by the Company.

September 2015 Note One had a face value of $100,000 and September 2015 Note Two had a face value of $150,000. The interest rate on each note was 8% per annum and this amount fully accrued upon issuance and added $8,000 to September 2015 Note One and $12,000 to September 2015 Note Two to bring the total balances due on each note to $108,000 and $162,000, respectively. The September 2015 Notes each included a 10% original issuance discount ("OID") which resulted in total net proceeds to the Company of $225,000. As an inducement for the loans, the September 2015 Lenders received five‑year warrants, with cashless exercise rights, to purchase restricted shares of our common stock at an exercise price of $0.08 per share. September 2015 Note One Lender received 1,250,000 warrants which was valued using a Black-Scholes model at $67,115; and September 2015 Note Two Lender received 1,875,000 warrants which was valued using a Black-Scholes model at $100,673.

At December 31, 2015, the balance on September 2015 Note One was $50,269. This included the face value of $100,000 plus accrued interest of $8,000 and was net of an unamortized warrant discount totaling $50,245 and an unamortized OID discount of $7,486. During the year ended December 31, 2015, $16,870 of the warrant discount was recorded as an amortization expense and $2,514 of the OID was recorded as interest expense. During the nine month period ended September 30, 2016, the Company timely made a series of scheduled cash payments on September 2015 Note One totaling $49,000, and on August 30, 2016 redeemed the balance of $59,000 due through issuance of 1,475,000 shares valued at $95,875 based on a market close price of $0.065 per share on date of issuance. The $36,875 difference between the cash redemption balance and the value of the shares redemption was recorded as non-cash interest expense. During the nine month period ended September 30, 2016, the remaining $50,245 of the warrant discount on September 2015 Note One was recorded as an amortization expense and the remaining $7,486 OID was recorded as interest expense. The September 2015 Note One is now fully repaid and there are no further payments due.

At December 31, 2015, the balance on September 2015 Note Two was $75,403. This included the face value of $150,000 plus accrued interest of $12,000 and was net of an unamortized warrant discount totaling $75,367 and an unamortized OID discount of $11,230. During the year ended December 31, 2015, $25,306 of the warrant discount was recorded as an amortization expense and $3,770 of the OID was recorded as interest expense. During the nine month period ended September 30, 2016, the Company timely made a series of scheduled cash payments on September 2015 Note One totaling $88,500, and prior to scheduled redemption date, on September 23, 2016 the lender extended the maturity date of the note to November 14, 2016 in exchange for the right to convert the balance of $73,500 into common shares of the Company at a price of $0.04 per share. On date of issuance, the Company's closing share price was $0.0605 and this created a beneficial conversion feature which was valued at $37,699 for the conversion right, of which $5,071 was recorded as an amortization expense during the period ended September 3, 2016. During the nine month period ended September 3, 2016, the $72,872 of the

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes (continued)

warrant discount on September 2015 Note Two was recorded as an amortization expense and $10,858 of the OID was recorded as interest expense. At September 30, 2016, the balance on September 2015 Note Two was $39,260. This included the remaining face value and accrued interest totaling $73,500 and was net of an unamortized conversion right discount of $32,598 and an unamortized OID discount of $1,642.

December 2015 Note:
On December 30, 2015 ("Issuance Date"), subject to a securities purchase agreement we issued a subordinated promissory note (the "December 2015 Note") to one lender (the "December 2015 Lender") in the aggregate amount of $110,000 (the "Original Principal"). The December 2015 Note bears interest at 8% per annum and this amount fully accrued upon execution of the loan and added $8,800 to the balance due at Issuance Date. The principal and interest is due and payable in full on December 3, 2016 ("Maturity Date") and has a re-payment schedule which requires payments of $39,600 respectively on sixth, ninth and twelfth month anniversary dates of Issuance Date. The December 2015 Notes included an aggregate $10,000 original issuance discount ("OID") which resulted in net proceeds of $100,000. The Company has the right to prepay the December 2015 Note, pursuant to the terms thereof, at any time, provided it pays the then outstanding balance and accrued interest. The December 2015 Note provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the December 2015 Note. If there should be occurrence of an event of default, repayment of the note will be due at an amount equal to 120% of the outstanding principal and interest due.  The Note is not secured and is subordinated to senior notes issued by the Company and ranks equally with other debt issued by the Company. As an inducement for the loan, the Company issued the December 2015 Lender 500,000 restricted common shares valued at $30,050. At December 31, 2015, the balance on the December 2015 Note including accrued interest was $109,565, net of an unamortized OID of $9,235. During the year ended December 31, 2015, $764 of the OID was recorded as interest expense. At September 30, 2016, the balance on the December 2015 Note including accrued interest was $37,851, net of unamortized OID of $1,749. During the nine month period ended September 30, 2016, the Company timely made two scheduled cash payments totaling $79,200, and during this period $7,486 of the OID was recorded as interest expense.

Short Term Debt - Related Party:
On July 31, 2016 (the "Issuance Date"), the Company issued a $100,000 note (the "RP Note") to a director of the Company for a loan. The RP Note has a maturity date of January 27, 2017 and is classified as short term related party debt. The RP Note bears interest at 8% per annum due at maturity and may be prepaid in whole, or in part, at any time before each maturity date without prepayment penalty. 340,000 restricted common shares of the Company were issued to the lender as a fee valued at $0.0456 per share based on market for an aggregate cost $15,504. At September 30, 2016, the balance due on the RP Note was $101,337 including $1,337 of accrued interest for the period ended September 30, 2016.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes (continued)

LPC Note One:
On August 18, 2015, we issued a Senior Convertible Note ("LPC Note One") to a third party ("LPC") in the amount of $250,000. LPC Note One was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016 (the "Maturity Date") and LPC Note One is now classified as short term convertible debt. Interest may be paid via issuance of the Company's common stock if the Company meets certain conditions that would allow the issuance of the Company's common stock without any trading restrictions. LPC Note One has a $25,000 original issuance discount ("OID") which resulted in net proceeds of $225,000. The Company has the right to prepay LPC Note One, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note One provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note One. LPC Note One is not secured and is subordinated to the VDF Note, ranks equally with LPC Note Two, and ranks above other debt issued by the Company. The principal amount of LPC Note One and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.07 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note One. At no time may LPC Note One be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. As an inducement for the loan, the Company granted LPC a six year warrant, which includes a cashless exercise provision, to purchase 3,750,000 shares of our common stock at an exercise price of $0.10 per share valued using a Black-Scholes model at $277,014. At issuance date, LPC Note One also included a beneficial conversion feature ("BCF") of $107,143 because the exercise price of LPC Note One was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note One was capped at $117,857, resulting in a total discount of $225,000.

During the year ended December 31, 2015, $60,628 of the discount was recorded as an amortization expense, $6,737 of the OID was recorded as interest expense, and accrued interest of $4,688 was paid through issuance of 90,286 restricted common shares. At December 31, 2015, the recorded balance on LPC Note One was $67,365, net of an unamortized discount of $164,372 and an unamortized OID of $18,263. During the nine month period ended September 30, 2016, $123,053 of the discount was recorded as an amortization expense, $13,673 of the OID was recorded as interest expense, and accrued interest of $9,514 was paid via issuances of 135,915 restricted common shares. At September 30, 2016, the recorded balance on LPC Note One was $204,092, net of an unamortized discount of $41,317 and an unamortized OID of $4,591.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes (continued)

LPC Note Two:
On November 23, 2015, we issued a Senior Convertible Note ("LPC Note Two") to a third party ("LPC") in the amount of $300,000. LPC Note Two was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016 (the "Maturity Date"). LOC Note Two is now classified as short term convertible term debt. Interest may be paid via issuance of the Company's common stock if the Company meets certain conditions that would allow the issuance of the Company's common stock without any trading restrictions. LPC Note Two has a $30,000 original issuance discount ("OID") which resulted in net proceeds of $270,000. The Company has the right to prepay LPC Note Two, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note Two provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note Two. LPC Note Two is not secured and is subordinated to the VDF Note, ranks equally with LPC Note One, and ranks above other debt issued by the Company. The principal amount of LPC Note Two and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.05 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note Two. At no time may LPC Note Two be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. As an inducement for the loan, the Company granted LPC a six year warrant, which includes a cashless exercise provision, to purchase 5,000,000 shares of our common stock at an exercise price of $0.07 per share valued using a Black-Scholes model at $253,098. At issuance date, LPC Note Two also included a beneficial conversion feature ("BCF") of $102,600 because the exercise price of LPC Note Two was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note Two was capped at $167,400, resulting in a total discount of $270,000.

During the year ended December 31, 2015, $25,396 of the discount was recorded as an amortization expense, $2,822 of the OID was recorded as interest expense, and accrued interest of $7,561 was paid via issuance of 151,680 restricted common shares. At December 31, 2015, the recorded balance on LPC Note Two was $28,218, net of an unamortized discount of $244,604 and an unamortized OID of $27,178. During the nine month period ended September 30, 2016, $183,119 of the  discount was recorded as an amortization expense, $20,346 of the OID was recorded as interest expense, and accrued interest of $9,514 was paid via issuances of 228,340 restricted common shares. At September 30, 2016, the recorded balance on LPC Note Two was $231,323, net of an unamortized discount of $61,485 and an unamortized OID of $6,832.

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

During the year ended December 31, 2015, we rolled-over License fee payments totaling $300,000 plus accrued interest for the year $18,481 for a total addition to the VDF Note of $318,481. At December 31, 2015, the VDF Note had an outstanding balance $453,298, net of a discount of $15,974 resulting from the embedded derivative. During the nine month period ended September 30, 2016, we rolled-over License fee payments totaling $275,000 and recorded accrued interest of $29,056 on the note. At September 30, 2016, the VDF Note had an outstanding balance $755,975, net of a discount of $17,353 resulting from the embedded derivative.

Originally the Conversion Price of the Senior Convertible Note was $0.65 per share. On December 19, 2014, this was adjusted to $0.6163 per share based on our issuance of stock options. On January 20, 2015, the Conversion Price was adjusted to $0.5623 based on our issuance of an unsecured subordinate convertible debenture to a third party; on June 15, 2015, the Conversion Price was adjusted to $0.5572 as the result of re-pricing of warrants issued to a third party; on September 30, 2015, the Conversion Price was adjusted to $0.4536 based on our issuance of a fixed conversion price convertible debenture to a third party, and issuances of warrants and stock to third parties; on December 31, 2015, the Conversion Price was adjusted to $0.3823 based on our issuance of a fixed conversion price convertible debenture to a third party, and issuances of warrants and stock to third parties; on March 31, 2016, the Conversion Price was adjusted to $0.3434 based on our issuance of stock and warrants to third parties; on June 30, 2016, the Conversion Price was adjusted to $0.2883 based on our issuance of stock and warrants to third parties; and on September 30, 2016, the Conversion Price was adjusted to $0.2606 based on our issuance of stock and warrants to third parties.

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

Also as shown in the table below, prior to conversion into shares, in 2015 the Company repaid in cash a variable rate convertible note which had been issued in 2015. The Company no longer has any variable rate convertible debt outstanding and at September 30, 2016 the anti-dilution clause of the VDF Senior Convertible Note was the only liability of the Company which created a derivative liability.

The following table summarizes the convertible debt derivative activity for the year ended December 31, 2015 and the period ended September 30, 2016:

Description	Total
Fair Value of derivative liabilities at December 31, 2014	$9,168
Increase due to issuance of convertible debentures	241,710
Reduction due to redemption of convertible debentures	(274,108)
Change in Fair Value	35,037
Fair Value of derivative liabilities at December 31, 2015	$11,807
Increase due to issuance of convertible debenture - VDF license fee rollover	1,997
Change in Fair Value	(570)
Fair Value of derivative liabilities at March 31, 2016	$13,234
Increase due to issuance of convertible debenture - VDF license fee rollover	2,353
Change in Fair Value	(1,061)
Fair Value of derivative liabilities at June 30, 2016	$14,526
Increase due to issuance of convertible debenture - VDF license fee rollover	1,705
Change in Fair Value	(4,408)
Fair Value of derivative liabilities at September 30, 2016	$11,823

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – Derivatives (continued)

The lattice methodology was used to value the derivative liabilities related to the convertible notes, with the following assumptions.

Assumptions:	September 30, 2016	December 31, 2015

Dividend yield	0.00%	0.00%
Risk-free rate for term	0.88%	1.31%
Volatility	92%	133%
Maturity dates	2.25 years	3 years
Stock Price	$0.05615	$0.055

NOTE 10 – Related Party Transactions

During the nine month periods ended September 30, 2016 and September 30, 2015, related party transactions included:

Chief Executive Officer, Director and Board Chair.
For the nine month period ended September 30, 2016: (i) compensation of $81,249; (ii) office rent of $11,700; (iii) issuance of 150,366 restricted common shares at a closing market price of $0.054 per share on date of issue, for deemed compensation of $8,125; (iv) issuance of 333,781 restricted common shares at a closing market price of $0.049 on date of issue for deemed compensation of $16,355; (v) issuance of 164,841 restricted common shares at a closing market price of $0.0497 per share on date of issue for deemed compensation of $8,193; (vi) issuance of 435,180 restricted common shares at a closing market price of $0.05802 per share on date of issue for deemed compensation of $25,249; (vii) issuance of 193,848 restricted common shares at a closing market price of $0.0561 per share on date of issue for deemed compensation of $10,875. For the nine month period ended September 30, 2015: (i) compensation of $97,500; (ii) office rent of $11,700; and (iii) Black-Scholes expense amortization of $165,266 related to 1,500,000 options granted on December 19, 2014 of which 750,000 vested on June 30, 2015 and 750,000 vested on December 31, 2015.

President and Chief Operating Officer.
For the nine month period ended September 30, 2016: (i) compensation of $171,876; (ii) issuance of 318,081 restricted common shares at a closing market price of $0.054 per share on date of issue for deemed compensation of $17,188; (iii) issuance of 254,441 restricted common shares at a closing market price of $0.049 per share on date of issue for deemed compensation of $12,468; (iv) issuance of 348,702 restricted common shares at a closing market price of $0.0497 per share on date of issue for deemed compensation of $17,330; (v) issuance of 1,333,333 restricted common shares at a closing market price of $0.049 per share on date of issue for deemed compensation of $65,333; (vi) issuance of 906,634 restricted common shares at a closing market price of $0.05802 per share on date of issue for deemed compensation of $52,603; and (vii) issuance of 1,382,532 restricted common shares at a closing market price of $0.0561 per share on date of issue for deemed compensation of $77,560. For the nine month period ended September 30, 2015: (i) compensation of $39,178; and (ii) issuance of 1,333,333 restricted common shares at a closing market price of $0.107 per share on date of issue for deemed compensation of $142,667.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Related Party Transactions (continued)

Chief Financial Officer, Secretary and Treasurer:
For the nine month period ended September 30, 2016: (i) compensation of $93,750; (ii) office rent of $6,750; (iii) issuance of 462,663 restricted common shares at a closing market price of $0.054 per share on date of issue for deemed compensation of $25,000; (iv) issuance of 507,202 restricted common shares at a closing market price of $0.0497 per share on date of issue for deemed compensation of $25,208; and (v) issuance of 426,040 restricted common shares at a closing market price of $0.0561 per share on date of issue for deemed compensation of $23,901. For the nine month period ended September 30, 2015: (i) compensation of $93,750; (ii) office rent of $6,750; (iii) issuance of 131,579 restricted common shares at a closing market price of $0.19 per share on date of issue for deemed compensation of $25,000; and (iii) issuance of 226,860 restricted common shares at a closing market price of $0.1102 per share on date of issue for deemed compensation of $25,000.

Director and co-founder
For the nine month period ended September 30, 2016: nil transactions. For the nine month period ended September 30, 2015: consulting fees of $4,000.

Independent Director One:
For the nine month period ended September 30, 2016: (i) purchase by a holding company wholly owned by Independent Director One of 1,875,000 units priced at $0.04 per unit for aggregate proceeds of $75,000 with each unit including one restricted common share and one five year warrant exercisable at $0.055 per share in Unit Offer One; (ii) purchase by Independent Director One of 500,000 units priced at $0.04 per unit for aggregate proceeds of $20,000 with each unit including one restricted common share and one five year warrant exercisable at $0.055 per share in Unit Offer Two; (iii) provision of a loan of $100,000 to the Company in return for an inducement fee of 340,000 restricted common shares priced at a closing market of $0.0456 per share on date of issue for a deemed cost of $15,504; and (iv) accrual of $1,337 interest on the loan at September 30, 2016. For the nine month period ended September 30, 2015: (i) provision of a loan of $500,000 to the Company in return for an inducement fee of 1,700,000 restricted common shares priced at a closing market of $0.1402 per share on date of issue for a deemed cost of $238,340; (ii) repayment by the Company of $250,000 toward the loan; and (iii) accrual of $11,556 interest on the loan at September 30, 2015.

Independent Director Two:
For the nine month period ended September 30, 2016: (i) receipt by the Company of payment by Independent Director Two to the Company of $18,000 of related party accounts receivable which was outstanding at December 31, 2015; and (ii) an arm's length purchase by a company owned by Independent Director Two for $1,800 of raw material products, such order which was recorded as a related party accounts receivable at September 30, 3016. For the nine month period ended September 30, 2015: $18,000 of revenue was derived from arm's length raw materials product sales to a company owned by Independent Director Two.

At September 30, 2016 and December 31, 2015, the Company had related party accounts payable of $nil and $3,156, respectively; related party accounts receivable of $1,800 and $18,000, respectively; and shareholder loans (excluding the loan provided by Independent Director One) of $nil and $nil, respectively.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity

Overview:

Our authorized capital stock consists of 877,500,000 shares of common stock, with a par value of $0.001 per share; and 10,000 shares of preferred stock at a par value of 0.001. The holders of common stock have dividend rights, liquidation rights and voting rights of one vote for each share of common stock. There are no preferred shares issued and outstanding and the terms of any future preferred shares issuances will be as determined by the Board of Directors. As of September 30, 2016, there were 147,190,592 shares of our common stock issued and outstanding.

2016 Share Transactions

On August 11, 2016 the last shares which had been registered under the Company's 2015 Equity Line were sold. Subsequently there has not been a new registration statement on Form S-1 filed which would allow for further share sales under the 2015 Purchase Agreement. During the nine month period ended September 30, 2016, the Company issued 6,450,000 Sale Shares and 21,529 per sale Commitment Shares under the 2015 Equity Line for aggregate proceeds of $322,936.

On January 1, 2016 we issued 600 restricted common shares at $0.0614 per share at market close price on date of grant to an employee for deemed compensation of $37. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 8, 2016, we issued 651,269 restricted common shares at $0.05 per share at market close price on date of grant for deemed compensation of $32,563 to a service provider as final payment for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 11, 2016 we issued 5,000 restricted common shares at $0.064 per share to an employee at market close price on date of grant for deemed compensation of $320.  These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In February 2016, we executed a private placement unit offering which raised $171,000 through the sale of 4,275,000 units. This offering terminated on March 29, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $227,160 and the embedded value of the warrants based on a Black-Scholes option pricing model was $182,910. These shares were issued to four US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On March 4, 2016, we issued 3,500 restricted common shares at $0.0559 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $196. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On March 31, 2016 we issued 150,366 restricted common shares at $0.054 per share at market close price on date of grant to our CEO for deemed compensation totaling $8,125. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 318,081 restricted common shares at $0.054 per share at market close price on date of grant to our President & COO for deemed compensation totaling $17,188. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 462,663 restricted common shares at $0.054 per share at market close price on date of grant to our CFO for deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 600 restricted common shares at $0.054 per share at market close price on date of grant to an employee for deemed compensation of $30. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

From April to May 2016, we executed a private placement unit offering which raised $394,000 through the sale of 9,850,000 units. This offering terminated on May 31, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $532,443 and the embedded value of these warrants based on a Black-Scholes option pricing model was $426,730. These shares were issued to nine US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016 we issued 10,000 restricted common shares at $0.054 per share at market close price on date of grant to an employee for deemed compensation of $540. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016 we issued 5,000 restricted common shares at $0.054 per share at market close price on date of grant to an employee for deemed compensation of $270. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016, we issued 68,000 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $3,672. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016, we issued 8,500 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $459. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016, we issued 7,000 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $378. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016, we issued 8,500 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete for endorsement services for deemed compensation of $459. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 6, 2016, we issued 5,000 restricted common shares at $0.0518 per share at market close price on date of grant to a health care professional for endorsement services for deemed compensation of $259. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On June 8, 2016 we issued 333,781 restricted common shares at $0.049 per share at market close price on date of grant as compensation to our CEO for deemed compensation totaling $16,355. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 8, 2016 we issued 254,441 restricted common shares at $0.049 per share at market close price on date of grant as compensation to our President & COO for deemed compensation totaling $12,468. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

For the period ended June 30, 2016 we issued 164,841 restricted common shares at $0.0497 per share at market close price on date of grant to our CEO for deemed compensation totaling $8,193. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

For the period ended June 30, 2016 we issued 348,702 restricted common shares at $0.0497 per share at market close price on date of grant to our President & COO for deemed compensation totaling $17,330. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

For the period ended June 30, 2016 we issued 507,202 restricted common shares at $0.0497 per share at market close price on date of grant to our CFO for deemed compensation totaling $25,208. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On June 30, 2016 we issued 1,200 restricted common shares at $0.0497 per share at market close price on date of grant to an employee for deemed compensation of $60. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2016, we issued 17,000 restricted common shares at $0.0497 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $845. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2016, we issued 1,500,000 restricted common shares at $0.0497 per share at market close price on date of grant for consultant services rendered for a deemed cost of $74,550. These shares were issued to three US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

For the three months ended June 30, 2016, we issued to LPC: (a) 45,143 restricted shares at $0.0497 per share for a deemed cost of $2,244 for interest accrued on LPC Note One for the period from April 1, 2016 to June 30, 2016 ; and (b) 75,840 restricted shares at $0.0497 per share for a deemed cost of $3,769 for interest accrued on LPC Note Two for the period from April 1, 2016 to June 30, 2016. These shares were issued at market close price on date of grant to one US company, which is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 13, 2016, we issued 294,737 restricted common shares at $0.0475 per share at market close price on date of grant for consultant services rendered for a deemed cost of $14,000. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

From July to September 2016, we executed a private placement offering which raised $101,000 through the sale of 2,525,000 units. This offering terminated on September 30, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $147,488 and the embedded value of the warrants based on a Black-Scholes option pricing model was $116,108. These shares were issued to seven US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 1, 2016, the Company received a loan of $100,000 from a director of the Company and issued 340,000 restricted common shares as an inducement fee at market close price of $0.0456 on date of issue for a deemed cost of $15,504. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On August 8, 2016, we issued 20,000 restricted common shares at $0.0475 per share market close price on date of grant to an employee for deemed compensation of $950. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 8, 2016, we issued 50,000 restricted common shares at $0.0475 per share market close price on date of grant to an employee for deemed compensation of $2,375. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 15, 2016, we issued 1,333,333 restricted common shares at $0.049 per share at market close price on date of grant to our President & COO for deemed compensation totaling $65,333. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On August 24, 2016, we issued 42,500 restricted common shares at $0.0639 per share market close price on date of grant to an employee for deemed compensation of $2,716. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 24, 2016, we issued 25,000 restricted common shares at $0.0639 per share market close price on date of grant to an employee for deemed compensation of $1,598. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 30, 2016, the Company redeemed the balance due of $59,000 on the September 2015 Note One through issuance of 1,475,000 shares valued at $95,875 based on a market close price of $0.065 per share on date of issuance. This included a loss on conversion of $36,875 based on the difference between the value of the shares issued at market close price on date of issue and the agreed conversion price of $0.04 per share. These shares were issued to one US company, which is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 6, 2016, we issued 10,000 restricted common shares at $0.0599 per share market close price on date of grant to an employee for deemed compensation of $599. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 8, 2016, we issued 25,000 restricted common shares at $0.06 per share market close price on date of grant to an employee for deemed compensation of $1,500. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 9, 2016, we issued 10,000 restricted common shares at $0.0581 per share market close price on date of grant to an employee for deemed compensation of $581. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 27, 2016 we issued 435,180 restricted common shares at $0.05802 per share at market close price on date of grant as compensation to our CEO for deemed compensation totaling $25,249. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 27, 2016 we issued 906,634 restricted common shares at $0.05802 per share at market close price on date of grant to our President & COO for deemed compensation totaling $52,603. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On September 29, 2016, we issued 129,244 restricted common shares at $0.058 per share market close price on date of grant to a predecessor investor for deemed cost of $7,496 to revise the shares owed to him from our reverse merger share exchange in 2014. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. A value for capital stock of $129 was recorded and the balance of $7,367 for the cost of the shares was offset to additional paid in capital.

For the three months ended September 30, 2016, we issued to LPC: (a) 45,629 restricted shares at $0.0561 per share for a deemed cost of $2,560 for interest accrued on LPC Note One for the period from July 1, 2016 to September 30, 2016 ; and (b) 76,660 restricted shares at $0.0561 per share for a deemed cost of $4,301 for interest accrued on LPC Note Two for the period from July 1, 2016 to September 30, 2016. These shares were issued at market close price on date of grant to one US company, which is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2016, we issued 193,848 restricted common shares at $0.0561 per share at market close price on date of grant to our CEO for deemed compensation totaling $10,875. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2016, we issued 1,382,532 restricted common shares at $0.0561 per share at market close price on date of grant to our President & COO for deemed compensation totaling $77,560. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2016, we issued 426,040 restricted common shares at $0.0561 per share at market close price on date of grant to our CFO for deemed compensation totaling $23,901. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

From July 1 to September 30, 2016, we raised $120,000 through a private placement stock offering of 3,000,000 restricted common shares at $0.04 per share. These shares were issued to six US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Additional paid in capital for the period ended September 30, 2016 also included an addition of $37,669 related to the unamortized beneficial conversion feature created by the alteration of September 2015 Note Two to allow for conversion of the note into shares.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

2015 Share Transactions

On February 6, 2015 we issued 600 restricted common shares at $0.0752 per share at market close price on date of grant to an employee for deemed compensation of $45. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 6, 2015, we issued 11,000 restricted common shares at $0.0752 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $827. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On May 1, 2015, we issued 300,000 restricted common shares for professional services rendered, such issuance which was valued at $0.20 per share at market close price on date of grant for a deemed cost of $60,000. These shares were issued to one U.S. person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 5, 2015, we issued 1,700,000 restricted common shares at $0.1402 per share at market close price on date of grant for an aggregate deemed cost of $238,340 to a director of the Company as a fee for a loan to the Company. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On June 9, 2015 we issued 1,200 restricted common shares at $0.14 per share at market close price on date of grant to an employee for deemed compensation of $168. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

2015 Equity Line:

[On August 11, 2016 the last shares which had been registered under the Company's 2015 Equity Line were sold. Subsequently there has not been a new registration statement on Form S-1 filed which would allow for further share sales under the 2015 Purchase Agreement.]

On June 16, 2015, we entered into the 2015 Purchase Agreement and 2015 Registration Rights Agreement (collectively the "2015 Equity Line") with an Illinois limited liability company ("LPC"). As part of the 2015 Equity Line, on June 15, 2015, the Company amended a warrant which had been issued to LPC on January 27, 2014, to modify the exercise price from $0.65 to $0.15. The fair value of this warrant re-pricing was calculated

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

based on the difference between Black Scholes option pricing model valuations on original grant date of January 27, 2014 and re-pricing date of June 15, 2015. This expense was recorded as a loss on equity modification of $41,753, with an offset to additional paid in capital. At execution date LPC also purchased 1,666,667 shares of our common stock at $0.15 per share for proceeds of $250,000 as an initial purchase under the agreement. These shares were issued to a U.S. person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. In consideration for entering into the 2015 Equity Line, we issued to LPC 2,666,667 shares of our common stock as a commitment fee and up to an additional 666,666 shares could be issued as commitment fees pro rata. The 2015 Equity Line  may be terminated by us at any time at our discretion without any monetary cost to us. During the period ended December 31, 2015 we issued 8,550,000 sale shares and 41,989 per sale commitment shares under the 2015 Equity Line for aggregate cash proceeds of $629,850.

On June 30, 2015, 1,666,667 shares of restricted common shares were issued to investor, unrelated to LPC, under a securities purchase agreement dated June 30, 2015 at a price of $0.06 per share for aggregate proceeds of $100,000. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. These shares were included in the 2015 Equity Line Registration Statement on Form S-1 filed on July 6, 2015,which was made Effective by the SEC on July 16, 2015.

On July 6, 2015, we issued 6,025 restricted common shares at $0.1188 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $716. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On September 15, 2015, we issued 1,000 restricted common shares at $0.075 per share at market close price on date of grant to an employee for deemed compensation of $75. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On September 24, 2015, we issued 12,500 restricted common shares at $0.0829 per share at market close price on date of grant to a professional athlete for endorsement services rendered for a deemed cost of $1,036. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2015, we issued 9,000 restricted common shares at $0.078 per share at market close price on date of grant to a professional athlete for endorsement services rendered for a deemed cost of $702. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On October 21, 2015, we issued 1,381,025 restricted common shares at  $0.07241 per share at market close price on date of grant for aggregate deemed compensation of $100,000 to a service provider for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On October 27, 2015, we issued 2,000,000 restricted common shares at $0.068 per share at market close price on date of grant for aggregate deemed compensation of $136,000 to a service provider for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Warrants:

2016 Warrant Transactions

During the nine month period ended September 30, 2016, we raised $565,000 through private placement unit offerings priced at $0.04 per unit which included the issuance of 16,650,000 five year warrants each exercisable to purchase one restricted common share at $0.055 per share. The aggregate fair market value of the shares on dates of issuance was $907,091 and the aggregate embedded value of these warrants based on a Black-Scholes option pricing model was $725,748. None of these warrants have yet been exercised.

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

On August 18, 2015, as an inducement for execution of LPC Note One, the Company granted LPC six year warrants (the "August 18, 2015 Warrants") to purchase 3,750,000 shares of restricted common stock at an exercise price of $0.10 per share. Because these warrants are related to issuance of debt, the value of the warrant was required to be recorded as a discount to LPC Note One with an offset to additional paid in capital. The original costing of the warrants using a Black-Scholes option pricing model was $277,014, but this amount was reduced to a discount of $117,857 based on the net amount of the face value of the LPC Note One of $250,000, less the OID of $25,000, less the BCF of $107,143. These warrants include a cashless exercise right and have the same ownership limitation included in LPC Note One. None of these warrants have yet been exercised.

On September 30, 2015, as an inducement for execution of the September 2015 Notes, the Company granted the September 2015 Lenders five‑year warrants (the "September 30, 2015 Warrants") to purchase an aggregate of 3,125,000 shares of our common stock at an exercise price of $0.08 per share. These warrants include cashless exercise rights and none have yet been exercised. Because these warrants were related to issuance of debt, the value of the warrants based on a Black-Scholes option pricing model was required to be recorded as a discount of $167,788 to the September 2015 Notes with an offset to additional paid in capital. None of these warrants have yet been exercised.

On November 23, 2015, as an inducement for execution of LPC Note Two, the Company granted LPC six year warrants (the "November 23, 2015 Warrants") to purchase 5,000,000 shares of restricted common stock at an exercise price of $0.07 per share. Because these warrants are related to issuance of debt, the value of the warrants was required to be recorded as a discount to LPC Note Two with an offset to additional paid in capital. The original costing of the warrants using a Black-Scholes option pricing model was $253,098, but this amount was reduced to a discount of $167,400 based on the net amount of the face value of the LPC Note Two of $300,000, less the OID of $30,000, less the BCF of $102,600. These warrants include a cashless exercise right and has the same ownership limitation included in LPC Note Two. None of these warrants have yet been exercised.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

The fair valuations for warrants were done on date of grant using a Black Scholes option pricing model with the following assumptions:

Warrant	Risk free rate*	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price

Unit Offer Warrants	1.16% to 1.22%	0.0%	2.0 years	108% to 108%	5.0 years	$0.055	$0.0561 to $0.0639
Unit Offer Warrants	1.22% to 1.38%	0.0%	2.0 years	113% to 114%	5.0 years	$0.055	$0.0489 to $0.060
Unit Offer Warrants	1.11% to 1.33%	0.0%	2.0 years	115% to 116%	5.0 years	$0.055	$0.0504 to $0.0559
November 23, 2015 Warrants	0.85%	0.0%	2.0 years	89%	6.0 years	$0.17	$0.17
September 30, 2015 Warrants	1.37%	0.0%	2.0 years	89%	5.0 years	$0.08	$0.08
August 18, 2015 Warrants	1.78%	0.0%	2.0 years	89%	6.0 years	$0.10	$0.10
January 27, 2014 Warrants (re-priced)	1.56%	0.0%	2.0 years	91%	4.65 years	$0.15	$0.14
January 27, 2014 Warrants (original)	1.56%	0.0%	2.0 years	91%	4.65 years	$0.65	$0.14
October 4, 2013 Warrants	1.40%	0.0%	5 years	429%	1.5 years	$0.65	$0.65
*(based on US Treasury Constant Maturities matching estimated life)

The following table summarizes the Company's warrant activity for the nine month period ended September 30, 2016 and the year ended December 31, 2015:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)*		Intrinsic Value**

Outstanding at December 31, 2014	5,784,848	$0.63	2.70	$	Nil
August 18, 2015 - Granted for loan fee	3,750,000	0.10	5.14		Nil
September 30, 2015 - Granted for loan fee	3,125,000	0.08	4.25		Nil
November 23, 2015 - Granted for loan fee	5,000,000	0.07	5.40		Nil
Outstanding at December 31, 2015	17,659,848	$0.24	4.26	$	Nil
March 29, 2016 - Issued for Unit Offer	4,275,000	0.055	4.43		0.001
May 31, 2016 - Issued for Unit Offer	9,850,000	0.055	4.67		0.001
September 30, 2016 - Issued for Unit Offer	2,525,000	0.055	4.67		0.001
Outstanding at September 30, 2016	34,309,848	$0.150	4.30	$	Nil
*  (remaining term as of September 30, 2016)
**(intrinsic value based on the closing share price of $0.0561 on September 30, 2016)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

Options:

A summary of changes in outstanding stock options for the nine month period ended September 30, 2016 and the year ended December 31, 2015 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Intrinsic Value**

Outstanding at December 31, 2014	7,000,000	$0.19	3.11	$-
(no option issuances were made in 2015)	-	-	-	-
Outstanding at December 31, 2015	7,000,000	$0.19	3.11	$-
(no option issuances have been made in 2016)	-	-	-	-
Outstanding at September 30, 2016	7,000,000	$0.19	3.11	$-
*  (remaining term as of September 30, 2016)
**(intrinsic value based on the closing share price of $0.0561 on September 30, 2016)

The following table summarizes information about the options outstanding at September 30, 2016:

	Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*

$0.70	250,000	$0.70	$nil	0.15	250,000	$0.70	$nil	0.15
$0.17	6,750,000	$0.17	$nil	3.33	6,750,000	$0.17	$nil	3.33
Totals	7,000,000	$0.19	$nil	3.11	7,000,000	$0.19	$nil	3.11
*  (remaining term as of September 30, 2016)
**(intrinsic value based on the closing share price of $0.0561 on September 30, 2016)

The expensing and amortization of all options grants have been credited to Additional Paid-In Capital.

NOTE 12 – Commitments and Contingencies

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

AMP's are due forty five days after the end of each reporting period and we may rollover AMPs to the VDF senior convertible note (the "VDF Note"). During the year ended December 31, 2015, we rolled over four AMPs totaling $300,000, plus accrued interest of $18,481 to the VDF Note and during the nine month period ended September 30, 2016, we rolled over three AMPs totaling $275,000 to the VDF Note.

3.  VDF Note
The VDF Note is a senior convertible note with a maturity date of December 31, 2018. Payment requirements are accelerated: (i) pursuant to an event of default; or (ii) if the License Agreement is terminated. Interest on the Senior Convertible Note is 7% per annum, subject to adjustment to 12% for events of default. On the maturity date, we must pay VDF all principal, unpaid interest and late charges, if any, and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. No indebtedness of our company shall rank senior to the payments due under the VDF Note unless prior written consent of VDF is obtained; and payments under the note are secured by the Security Agreement as described below. At any time and at the option of VDF, any principal outstanding under the VDF Note may be converted into restricted common shares of the Company based on the terms of the VDF Note. As described above in Note 8 - Convertible Notes Payable, the conversion price of the VDF Note is presently $0.2606 per share.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – Subsequent Events

Subsequent to the period ended September 30, 2016, on October 4, 2016 we issued 150,000 restricted common shares to a newly appointed director as signing compensation. This issuance was made at market close price of $0.056 on date of issue for a deemed payment of $8,400. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Subsequent to the period ended September 30, 2016, on October 18, 2016, the Company entered into a Settlement Agreement with Splash Beverage Group, Inc. ("SBG") (collectively the "Parties") to settle and discharge, with no payments being made between the Parties, all claims between the Parties regarding the Confidential Distribution Agreement ("CDA") and Sales and Marketing Services Agreement ("SMSA") which the Parties had entered on April 22, 2014 and which the Company had provided cancelation notices to SBG of the SMSA on September 16, 2015 and the CDA on September 23, 2015. A copy of the settlement agreement was included in our filing of a Current Report on Form 8-K on October 21, 2016. This Settlement Agreement is the final resolution of all disputes and claims between the Parties.

Subsequent to the period ended September 30, 2016, on October 28, 2016 we issued 1,000,000 restricted common shares for consultant services rendered. This share issuance was priced at market close price of $0.0525 on date of issue for a deemed payment totaling of $52,500. These shares were issued to three US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Subsequent to the period ended September 30, 2016, on November 7, 2016 the balance of $73,500 owed on September 2015 Note Two was purchased by September 2015 Lender One from September 2015 Lender Two and revised terms were provided to the Company. In return for an addition of $11,500 to the principal and addition of the right to convert the September 2015 Note balance into common shares of the Company at a fixed price of $0.04 per share, the redemption terms were amended to be one payment of $40,000 on May 7, 2017 and one payment of $45,000 on August 7, 2017 and the Company has the right to prepay the November 2016 Note in whole, or in part, at any time without penalty upon five days notice.

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

Corporate Overview

In this Report the terms "KonaRed", "we", "us", "our", the "Registrant", and the "Company" mean KonaRed Corporation. Unless otherwise stated, "$" refers to United States dollars. Our fiscal year end is December 31st. We were incorporated in the State of Nevada on October 4, 2010 and our head office is located at 1101 Via Callejon #200, San Clemente, CA 92673-4230. The Company's common stock is publicly traded on the OTCQB over-the-counter market ('OTCQB') under the trading symbol: KRED.

Description of Business

Beverage Products

KonaRed® Corporation is a Hawaiian Coffee Company and the pioneer of the USA Grown, Hawaiian Coffee Fruit. The company oversees a vertically integrated supply chain which starts with the world renowned, highest quality Coffee and Coffee Fruit from Kona, Hawaii. The Company produces five award winning Ready to Drink ('RTD') Cold Brew Coffee varieties, a complete line of whole bean and ground Kona Coffee Beans, plus its well established RTD Antioxidant Juices and Hawaiian Coffee Fruit nutritional supplements. The Company also has an industrial ingredients supply division. KonaRed products are sold throughout the U.S. and can be found in select Vons, Albertsons, Pavilions, Ralphs, Fred Meyer, King Soopers, Smiths, Kroger, Safeway, Vitamin Shoppe, Target, Whole Foods, 7-Eleven and many other retail outlets. More information about KonaRed and its products can be found at www.konared.com.

12oz. Award Winning RTD Cold Brew Coffees

In February 2016 we introduced a new line of Ready-to-Drink ('RTD') Cold Brew Coffees which included the flavors of 'Original', 'Hawaiian Vanilla' and 'Espresso'. In August 2016, consumer demand precipitated the addition of 'Kauai Caramel' and 'Maui Mocha' flavors. Sales of this product have expanded quickly and the line is now being sold in retailers along the West Coast and Hawaii, as well as online.  Hawaiian Vanilla has won the BevergeWorld BevStar award and the Original Cold Brew won the Gourmet Retailer Editor's Choice for Best Coffee.  KonaRed RTD Cold Brew Coffees have become one of the leading brands in this fast growing consumer packaged goods sector in 2016.  Cold brew coffee continues to grow in popularity as it appeals to premium beverage trends, but also health and wellness ones too.

The evidence of consumer demand for Cold Brewed Coffee is in the numbers. According to SPINS data for the 52 weeks ending October 4th 2015, Cold Brewed Coffee sales reached $15.3million in Multi-Outlet and $7.3million in the Natural Channel. With dollar and unit sales in both channels exceeding 100% growth versus the prior year and the top three brands commanding over 85% share of the segment, it's evident that 2015 was just the beginning.

KonaRed
Cold Brew Coffee
ORIGINAL
KONA BLEND
KonaRed
Cold Brew Coffee
ESPRESSO
KONA BLEND
KonaRed
Cold Brew Coffee
MAUI MOCHA
KONA BLEND
KonaRed
HAWAIIAN VANILL
KONA BLEND
KonaRed
KAUAI CARAME
KONA BLEND

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

KonaRed
Nature's Best Kept Secret
Paradise in a Bottle

Operations, Facilities and Distribution Method for Our Products

Our distribution facility is a 10,000 square foot facility located in San Clemente, California. We use an outsourcing business model based on utilizing third parties for the bulk of our non-core business operations, such as manufacturing and coffee fruit extraction and retail products, while maintaining in-house control of critical marketing, product development and warehousing/shipping functions.

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

Market

We believe our company has established a frontrunner position in the coffee fruit category, boasting numerous retail entrees and continued expansion. We first established our products in the upstart coffee fruit sector on our home turf in Hawaii and then have expanded across the USA by winning placements at Kroger, Target, Vitamin Shoppe and other major retailers. We have since moved into the large and lucrative market of coffee and have expanded beyond just coffee fruit.  Over 50% of Americans over the age of 18 drink coffee daily and it is a huge marketplace. We have positioned ourselves as one of the leading RTD Cold Brew Coffee product lines on the market since our February 2016 launch.

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

We've learned the importance of supporting our distributor network through "on the ground" sales personnel and will add to our sales force as markets develop. For an emerging product such as ours, merchandising follow-up, dialog with store managers, and coordination of promotions and pricing are critical in maintaining brand momentum. We anticipate adding sales staff to meet demand as we grow.

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

Takeovers and mergers are a hallmark of our industry. Recent beverage industry deals have included:

●	Coca Cola acquired Zico Coconut Water in January 2014;
●	Pepsi acquired a majority stake in O.N.E. Coconut Water in April 2012;
●	InBev has made a series of investments in Sambazon (in August 2012, December 2011, and December 2008);
●	InBev has also made a series of investments in Vita Coco in May 2012 and December 2010; and
●	Bai Brands is in discussion with Dr. Pepper Snapple for an acquisition of $1.4 billion in October 2016
●	Peets Coffee & Tea purchased 100% of Stumptown Coffee Roasters in October 2015 for an un-disclosed amount
●	High Brew Coffee received $4 Million investment from CAVU Venture Partners in April 2016

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

Employees

In addition to Shaun Roberts, who is our Chief Executive Officer, director, and Board Chair; Kyle Redfield, who is our President and Chief Operating Officer; and John Dawe, who is our Chief Financial Officer, Secretary & Treasurer, we currently employ 7 full-time and 4 part-time employees whom all work in the United States. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research; and as needed we engage the services of other professionals for legal, audit and other technical services. We intend to expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management's relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of our Company for the periods ended September 30, 2016 and September 30, 2015. A summary is as follows:

	Three Months ended September 30, 2016	Three Months ended September 30, 2015	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015

Total Sales	$404,089	$174,418	$789,014	$587,705
Cost of goods sold	311,064	131,419	636,401	472,954
Gross Margin	93,025	42,999	152,613	114,751
Research and development	-	-	4,685	4,610
Advertising and marketing	105,721	70,500	263,394	269,047
General and administrative	822,780	804,230	1,973,793	2,098,375
Operating expenses	928,501	874,730	2,241,872	2,372,032
Loss from operations	(835,476)	(831,731)	(2,089,259)	(2,257,281)
Interest expense	(73,755)	(38,100)	(147,287)	(212,343)
Other Income (expense)	(147,865)	1,866	(433,040)	(77,343)
Net Loss	$(1,057,096)	$(867,965)	$(2,669,586)	$(2,546,967)

Net loss per share, fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Revenue

Total sales are comprised of product sales, product sales to a related party, and shipping and delivery fees.

During the three and nine month periods ended September 30, 2016 we recorded total sales of $404,089 and $789,014 respectively compared with total sales of $174,418 and $587,705 respectively for the three and nine month periods ended September 30, 2015, representing increases of 132% and 34% respectively.

For the three and nine month periods ended September 30, 2016 and September 30, 2015: comparative product sales were $397,899 and $772,083 respectively versus $168,148 and $572,358 respectively; product sales to a related party were $1,800 and $nil respectively versus $1,800 and $nil respectively; and comparative shipping and delivery fees were $4,390 and $15,131 versus $6,270 and $15,347 respectively.

The Company's new line of Cold Brew Coffees was introduced in February, 2016 and for the period ended September 30, 2016 accounted for 76% of sales during the three month period and 54% during the nine month period. During fiscal 2016, Cold Brew sales increased from $22,000 in quarter one to $99,000 in quarter two and to $307,000 in Quarter three, representing quarterly growth from quarter one to quarter two of 350% and 210% for quarter two to quarter three.

We attribute the growth in current period revenue to the acquisition of new customers for KonaRed Cold Brew Coffees and the success of our efforts to build a distribution network for this new product line. Additionally, a sizable component of Cold Brew Coffee sales growth has been from repeat customers. Cold Brew is now KonaRed's major marketing focus and consumer demand drove expansion of our Cold Brew Coffee line from 3 to 5 products in August with the addition of "Maui Mocha" and "Kauai Caramel" flavors.

Overall, Cold brewed coffee is a booming new market sector and KonaRed has emerged early as a leader in this new category. Cold brewed coffee is expected to go down as one of the top food and beverage trends in 2016, and into 2017. KonaRed's Cold Brew Coffees have won multiple industry and consumer awards during the period ended September 3, 3016 and now appear on major retail shelves throughout the Western US and New York.

Cost of Goods Sold

For the three and nine month periods ended September 30, 2016 and September 30, 2015, Cost of Goods Sold ('COGS') were $311,064 and $636,401 respectively compared to $131,419 and $472,954 respectively. This corresponds to gross margins of $93,025 or 23%, and $152,613 respectively, or 19%, versus $42,999, or 24%, and $114,751, or 19%, respectively.

The primary COGS dollar and percentage components for the nine month periods ended September 30, 2016 and September 30, 2015 were: manufacturing costs, which include both in-house and outsourced manufacturing costs, totaling $497,062 (78%) versus $349,912 (74%) respectively; supplier inventory delivery fees of $29,816 (5%) and $8,751 (2%) respectively; customer shipping costs of $86,462 (14%) and $81,003 (17%) respectively; and packaging, term discounts, and inventory adjustment costs totaling $23,041 (3%) and $33,288 (7%) respectively. Relatively higher manufacturing costs in the current period include start-up costs for our new product line and are expected to improve in future periods.

For the three and nine month periods ended September 30, 2016 gross margins earned on the new line of Cold Brew Coffees were 39% and 40% respectively.

Operating Expenses

Our operating expenses are classified into three categories:

- Research and development
- Advertising and marketing
- General and administrative expenses

Research and Development

Research and development costs were minimal for both periods ended September 30, 2016 and September 30, 2015. We project R&D costs will remain near current levels during the balance of fiscal 2016.

Advertising and Marketing

Advertising and marketing costs were $105,721 and $263,394 respectively for the three and nine month periods ended September 30, 2016 versus $70,500 and $269,047 for the three and nine month periods ended September 30, 2015, representing decreases of 34% and 24% respectively. These decreases were primarily attributable to both our planned reduction of advertising and marketing expenditures to conserve capital during our sales distribution re-alignment process.

Advertising and marketing expenses for the nine month periods ended September 30, 2016 and September 30, 2015 were comprised of: (i) net advertising, website and graphic art costs and related costs of $63,221 versus $149,744 respectively; (ii) cost of free samples and demos was $120,840 versus $59,953 respectively; (iii) investor relations $49,644 versus $27,302; and (iii) other marketing expenses, sponsorships and public relations initiatives which totaled $29,689 versus $32,048 respectively. We project advertising and marketing costs will remain at current levels during the balance of fiscal 2016.

General and Administrative

General and administrative ('G&A') costs were $822,780 and $1,973,793 for the three and nine month periods ended September 30, 2016 compared to $804,230 and $2,098,375 for the three and nine month periods ended September 30, 2015, representing an increase of 2% and a decrease of 6% respectively.

Components of G&A for the nine month periods ended September 30, 2016 and September 30, 2015 included: (i) payroll of $702,510 versus $546,566 respectively; (ii) non-cash expenses for stock issued for compensation and services of $539,688 versus $564,996 respectively; (iii) professional and consultant fees of $132,916 versus $234,650 respectively; (iv) VDF License fees of $275,000 versus $175,000 respectively, both of which were rolled over to the VDF Senior Note; and (v) other G&A items totaling $323,679 versus $577,163. We project general and administrative expenses will decrease moderately during the balance of fiscal 2016.

Interest Expense

Interest expense, including amortizations of original issuance discounts related to debt issuances totaled $73,755 and $147,287 respectively for the three and nine month periods ended September 30, 2016 versus $38,100 and $212,343 respectively for the three and nine month periods ended September 30, 2015. We project that interest expenses will decrease moderately during the balance of fiscal 2016.

Other Income (Expense)

During the three and nine month periods ended September 30, 2016 and September 30, 2015, we recorded non-cash charges for changes in fair market value of derivative liabilities which arose from our issuance of convertible debt instruments, non-cash amortizations of discounts on notes payable, and an equity modification cost for the re-pricing of warrants. These were classified as other expense items and included expenses of $147,865 and $433,040 respectively for the three and nine month periods ended September 30, 2016 versus a gain of $1,866 and an expense of $77,343 for the three and nine month periods ended September 30, 2015. We project these expenses will decrease moderately during the balance of fiscal 2016.

Net Loss

Our net losses for the three and nine month periods ended September 30, 2016 were $1,057,096, or $0.01 per share, and $2,669,586, or 0.02 per share, respectively. Our net losses for the three and nine month periods ended September 30, 2015 were $867,965, or $0.01 per share, and $2,546,967, or 0.03 per share, respectively

Liquidity and Capital Resources

Our financial position at September 30, 2016 and December 31, 2015 was as follows:

Net Working Capital
	As of September 30, 2016	As of December 31, 2015

Current Assets	$680,739	$645,107
Current Liabilities	1,156,948	463,063
Net Working Capital (Deficit)	$(476,209)	$182,044

As of September 30, 2016 we had cash on hand of $118,117, accounts receivable totaling $215,462, and inventory of $347,160. This compares with cash of $148,769, accounts receivable totaling $51,227, inventory of $439,158, and prepaid expenses of $5,953 as of December 31, 2015. Our net working capital decreased to a balance of $(476,209) at September 30, 2016, from a balance of $182,044 at December 31, 2015 largely due to $435,774 of convertible notes payable being moved from long term liabilities to short term liabilities due to the notes coming within six months of maturity. At present, we estimate we will need to raise capital during the coming twelve months to fund our strategic plans.

Cash Flows
	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Net cash (used) by operating activities	$(1,297,888)	$(1,372,500)
Net cash provided/(used) in investing activities	-	-
Net cash provided by financing activities	1,267,236	1,630,120
Increase (decrease) in cash during the period	(30,652)	257,620
Cash, beginning of period	148,769	39,987
Cash, end of period	$118,117	$297,607

Key elements comprising the comparative figures for Net cash (used) by Operating Activities for the nine month periods ended September 30, 2016 and September 30, 2015 include: (i) net losses of $2,669,586 and $2,546,967 respectively; (ii) non-cash expenses for stock issued for services and compensation of $540,101 and $564,996 respectively; (iii) non-cash amortization of notes payable discounts of $540,439 versus $68,467 respectively; (iv) cash of $295,022 and $73,803 provided by accounts payable and accrued liabilities; (v) an investment of $164,235 and cash provided of $149,798 in accounts receivable; and (vi) cash of $91,998 and $30,593 respectively from the use of inventory.

Unit and Stock Offers
During the nine month period ended September 30, 2016 we raised $666,000 through the private placement sale of 16,650,000 units. Each unit was priced at $0.04 and included one restricted common share and one five year warrant exercisable at $0.055.

During the three month period ended September 30, 2016 we raised $120,000 through the private placement sale of 3,000,000 restricted common shares priced at $0.04 per share.

2015 Equity Line
During the year ended December 31, 2015, we raised $629,850 through equity line sales of 8,550,000 shares and during the nine month period ended September 30, 2016, the Company issued 6,450,000 Sale Shares and 21,529 per sale Commitment Shares under the 2015 Equity Line for aggregate proceeds of $322,936.

On August 11, 2016 the last shares which had been registered under the Company's 2015 Equity Line were sold and subsequently there has not been a new registration statement on Form S-1 filed which would allow for further share sales under the 2015 Purchase Agreement.

No Variable Rate Convertible Securities
The Company has no securities outstanding which have conversion prices which vary based on the trading price of the Company's common shares.

Short-term Debt

September 2015 Notes:
On September 30, 2015 we issued two subordinated promissory notes ("September 2015 Note One" and "September 2015 Note Two", collectively, the "September 2015 Notes") to two lenders (the "September 2015 Lenders"). September 2015 Note One had a beginning amount owing $108,000 and September 2015 Note Two had a beginning amount owing of $162,000.

At December 31, 2015, the balance on September 2015 Note One was $50,269. This included the face value of $100,000 plus accrued interest of $8,000 and was net of an unamortized warrant discount totaling $50,245 and an unamortized OID discount of $7,486. During the nine month period ended September 30, 2016, the Company timely made a series of scheduled cash payments on September 2015 Note One totaling $49,000, and on August 30, 2016 redeemed the balance of $59,000 due through issuance of 1,475,000 shares valued at $95,875 based on a market close price of $0.065 per share on date of issuance.
The $36,875 difference between the cash redemption balance and the value of the shares redemption was recorded as non-cash interest expense. During the nine month period ended September 30, 2016, the remaining $50,245 of the warrant discount on September 2015 Note One was recorded as an amortization expense and the remaining $7,486 OID was recorded as interest expense. The September 2015 Note One is now fully repaid and there are no further payments due.

At December 31, 2015, the balance on September 2015 Note Two was $75,403. This included the face value of $150,000 plus accrued interest of $12,000 and was net of an unamortized warrant discount totaling $75,367 and an unamortized OID discount of $11,230. During the nine month period ended September 30, 2016, the Company timely made a series of scheduled cash payments on September 2015 Note One totaling $88,500, and prior to scheduled redemption date, on September 23, 2016 the lender extended the maturity date of the note to November 14, 2016 in exchange for the right to convert the balance of $73,500 into common shares of the Company at a price of $0.04 per share. On date of issuance, the Company's closing share price was $0.0605 and this created a beneficial conversion feature which was factored into the Black-Scholes model valuation of $41,011 for the conversion right, of which $6,380 was recorded as an amortization expense during the period ended September 3, 2016. During the nine month period ended September 3, 2016, the $72,872 of the warrant discount on September 2015 Note Two was recorded as an amortization expense and $10,858 of the OID was recorded as interest expense. At September 30, 2016, the balance on September 2015 Note Two was $35,686. This included the remaining face value and accrued interest totaling $73,500 and was net of an unamortized original warrant discount of $2,770, an unamortized conversion right discount of $34,632 and an unamortized OID discount of $412.

Subsequent to the period ended September 30, 2016, on November 7, 2016 the balance of $73,500 owed on September 2015 Note Two was purchased by September 2015 Lender One from September 2015 Lender Two and revised terms were provided to the Company. In return for an addition of $11,500 to the principal and addition of the right to convert the September 2015 Note balance into common shares of the Company at a fixed price of $0.04 per share, the redemption terms were amended to be one payment of $40,000 on May 7, 2017 and one payment of $45,000 on August 7, 2017 and the Company has the right to prepay the November 2016 Note in whole, or in part, at any time without penalty upon five days notice.

December 2015 Note:
On December 30, 2015 we issued a subordinated promissory note (the "December 2015 Note") to one lender (the "December 2015 Lender"). The December 2015 Note had a beginning balance of $118,000.

At December 31, 2015, the balance on the December 2015 Note including accrued interest was $109,565, net of an unamortized OID of $9,235. At September 30, 2016, the balance on the December 2015 Note including accrued interest was $37,851, net of unamortized OID of $1,749. During the nine month period ended September 30, 2016, the Company timely made two scheduled cash payments totaling $79,200, and during this period $7,486 of the OID was recorded as interest expense.

Short Term Debt - Related Party:
On July 31, 2016 (the "Issuance Date"), the Company issued a $100,000 note (the "RP Note") to a director of the Company for a loan. The RP Note has a maturity date of January 27, 2017 and is classified as short term related party debt. The RP Note bears interest at 8% per annum due at maturity and may be prepaid in whole, or in part, at any time before each maturity date without prepayment penalty. At September 30, 2016, the balance due on the RP Note was $101,337 including $1,337 of accrued interest for the period ended September 30, 2016.

LPC Note One:
On August 18, 2015, we issued a Senior Convertible Note ("LPC Note One") to a third party ("LPC") in the amount of $250,000. At December 31, 2015, the recorded balance on LPC Note One was $67,365, net of an unamortized discount of $164,372 and an unamortized OID of $18,263. During the nine month period ended September 30, 2016, $123,053 of the discount was recorded as an amortization expense, $13,673 of the OID was recorded as interest expense, and accrued interest of $9,514 was paid via issuances of 135,915 restricted common shares. At September 30, 2016, the recorded balance on LPC Note One was $204,092, net of an unamortized discount of $41,317 and an unamortized OID of $4,591.

LPC Note Two:
On November 23, 2015, we issued a Senior Convertible Note ("LPC Note Two") to a third party ("LPC") in the amount of $300,000. At December 31, 2015, the recorded balance on LPC Note Two was $28,218, net of an unamortized discount of $244,604 and an unamortized OID of $27,178. During the nine month period ended September 30, 2016, $183,119 of the  discount was recorded as an amortization expense, $20,346 of the OID was recorded as interest expense, and accrued interest of $9,514 was paid via issuances of 228,340 restricted common shares. At September 30, 2016, the recorded balance on LPC Note Two was $231,323, net of an unamortized discount of $61,485 and an unamortized OID of $6,832.

Long-term Debt

VDF Note:
On January 28, 2014, we issued a senior convertible note (the "VDF Note") to VDF, whereby we promised to pay VDF principal due plus the aggregate amount of accrued and unpaid license fee payments and accrued interest. During the year ended December 31, 2015, we rolled-over License fee payments totaling $300,000 plus accrued interest for the year of $18,481 for a total addition to the VDF Note of $318,481. At December 31, 2015, the VDF Note had an outstanding balance $453,298, net of a discount of $15,974 resulting from the embedded derivative. During the nine month period ended September 30, 2016, we rolled-over License fee payments totaling $275,000 and recorded accrued interest of $29,056 on the note. At September 30, 2016, the VDF Note had an outstanding balance $755,975, net of a discount of $17,353 resulting from the embedded derivative. At issue date in 2014, the Conversion Price of the Senior Convertible Note was $0.65 per share and since that time has been adjusted to account for issuance of shares and warrants. At September 30, 2016 the VDF conversion price was $0.2606 per share.

Derivative Liabilities

Also as shown in the table below, prior to conversion into shares, in 2015 the Company repaid in cash a variable rate convertible note which had been issued in 2015. The Company no longer has any variable rate convertible debt outstanding and at September 30, 2016 the anti-dilution clause of the VDF Senior Convertible Note was the only liability of the Company which created a derivative liability.

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

The following table summarizes the convertible debt derivative activity for the year ended December 31, 2015 and the period ended September 30, 2016:

Description	Total
Fair Value of derivative liabilities at December 31, 2014	$9,168
Increase due to issuance of convertible debentures	241,710
Reduction due to redemption of convertible debentures	(274,108)
Change in Fair Value	35,037
Fair Value of derivative liabilities at December 31, 2015	$11,807
Increase due to issuance of convertible debenture - VDF license fee rollover	1,997
Change in Fair Value	(570)
Fair Value of derivative liabilities at March 31, 2016	$13,234
Increase due to issuance of convertible debenture - VDF license fee rollover	2,353
Change in Fair Value	(1,061)
Fair Value of derivative liabilities at June 30, 2016	$14,526
Increase due to issuance of convertible debenture - VDF license fee rollover	1,705
Change in Fair Value	(4,408)
Fair Value of derivative liabilities at September 30, 2016	$11,823

The lattice methodology was used to value the derivative liabilities related to the convertible notes, with the following assumptions.

Assumptions:	September 30, 2016	December 31, 2015

Dividend yield	0.00%	0.00%
Risk-free rate for term	0.88%	1.31%
Volatility	92%	133%
Maturity dates	2.25 years	3 years
Stock Price	$0.05615	$0.055

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements at September 30, 2016 or December 31, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. Management's assessment was based on criteria set forth in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of September 30, 2016, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

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

C.   Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation
On October 18, 2016, the Company entered into a Settlement Agreement with Splash Beverage Group, Inc. ("SBG") (collectively the "Parties") to settle and discharge, with no payments being made between the Parties, all claims between the Parties regarding the Confidential Distribution Agreement ("CDA") and Sales and Marketing Services Agreement ("SMSA") which the Parties had entered on April 22, 2014 and which the Company had provided cancelation notices to SBG of the SMSA on September 16, 2015 and the CDA on September 23, 2015. A copy of the settlement agreement was included in our filing of a Current Report on Form 8-K on October 21, 2016. This Settlement Agreement is the final resolution of all disputes and claims between the Parties.

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

On January 1, 2016 we issued 600 restricted common shares at $0.0614 per share at market close price on date of grant to an employee for deemed compensation of $37. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 8, 2016, we issued 651,269 restricted common shares at $0.05 per share at market close price on date of grant for deemed compensation of $32,563 to a service provider as final payment for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 11, 2016 we issued 5,000 restricted common shares at $0.064 per share to an employee at market close price on date of grant for deemed compensation of $320.  These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In February 2016, we executed a private placement unit offering which raised $171,000 through the sale of 4,275,000 units. This offering terminated on March 29, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $227,160 and the embedded value of the warrants based on a Black-Scholes option pricing model was $182,910. These shares were issued to four US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 23, 2016 we issued 5,000 restricted common shares at $0.0502 per share at market close price on date of grant to an employee for deemed compensation of $251. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 4, 2016, we issued 3,500 restricted common shares at $0.0559 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $196. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On March 31, 2016 we issued 150,366 restricted common shares at $0.054 per share at market close price on date of grant to our CEO for deemed compensation totaling $8,125. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 318,081 restricted common shares at $0.054 per share at market close price on date of grant to our President & COO for deemed compensation totaling $17,188. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 462,663 restricted common shares at $0.054 per share at market close price on date of grant to our CFO for deemed compensation totaling $25,000. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 600 restricted common shares at $0.054 per share at market close price on date of grant to an employee for deemed compensation of $30. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

From April to May 2016, we executed a private placement unit offering which raised $394,000 through the sale of 9,850,000 units. This offering terminated on May 31, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $532,443 and the embedded value of these warrants based on a Black-Scholes option pricing model was $426,730. These shares were issued to nine US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016 we issued 10,000 restricted common shares at $0.054 per share at market close price on date of grant to an employee for deemed compensation of $540. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016 we issued 5,000 restricted common shares at $0.054 per share at market close price on date of grant to an employee for deemed compensation of $270. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016, we issued 68,000 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $3,672. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016, we issued 8,500 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $459. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016, we issued 7,000 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $378. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 20, 2016, we issued 8,500 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete for endorsement services for deemed compensation of $459. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 6, 2016, we issued 5,000 restricted common shares at $0.0518 per share at market close price on date of grant to a professional for endorsement services for deemed compensation of $259. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 8, 2016 we issued 333,781 restricted common shares at $0.049 per share at market close price on date of grant as compensation to our CEO for deemed compensation totaling $16,355. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 8, 2016 we issued 254,441 restricted common shares at $0.049 per share at market close price on date of grant as compensation to our President & COO for deemed compensation totaling $12,468. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

For the period ended June 30, 2016 we issued 164,841 restricted common shares at $0.0497 per share at market close price on date of grant to our CEO for deemed compensation totaling $8,193. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

For the period ended June 30, 2016 we issued 348,702 restricted common shares at $0.0497 per share at market close price on date of grant to our President & COO for deemed compensation totaling $17,330. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

For the period ended June 30, 2016 we issued 507,202 restricted common shares at $0.0497 per share at market close price on date of grant to our CFO for deemed compensation totaling $25,208. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On June 30, 2016 we issued 1,200 restricted common shares at $0.0497 per share at market close price on date of grant to an employee for deemed compensation of $60. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2016, we issued 17,000 restricted common shares at $0.0497 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $845. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2016, we issued 1,500,000 restricted common shares at $0.0497 per share at market close price on date of grant for consultant services rendered for a deemed cost of $74,550. These shares were issued to three US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

For the three months ended June 30, 2016, we issued to LPC: (a) 45,143 restricted shares at $0.0497 per share for a deemed cost of $2,244 for interest accrued on LPC Note One for the period from April 1, 2016 to June 30, 2016 ; and (b) 75,840 restricted shares at $0.0497 per share for a deemed cost of $3,769 for interest accrued on LPC Note Two for the period from April 1, 2016 to June 30, 2016. These shares were issued at market close price on date of grant to one US company, which is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 13, 2016, we issued 294,737 restricted common shares at $0.0475 per share at market close price on date of grant for consultant services rendered for a deemed cost of $13,587. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

From July to September 2016, we executed a private placement offering which raised $101,000 through the sale of 2,525,000 units. This offering terminated on September 30, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $147,488 and the embedded value of the warrants based on a Black-Scholes option pricing model was $116,108. These shares were issued to seven US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 1, 2016, the Company received a loan of $100,000 from a director of the Company and issued 340,000 restricted common shares as an inducement fee at market close price of $0.0456 on date of issue for a deemed cost of $15,504. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On August 8, 2016, we issued 20,000 restricted common shares at $0.0475 per share market close price on date of grant to an employee for deemed compensation of $950. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 8, 2016, we issued 50,000 restricted common shares at $0.0475 per share market close price on date of grant to an employee for deemed compensation of $2,375. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 15, 2016, we issued 1,333,333 restricted common shares at $0.049 per share at market close price on date of grant to our President & COO for deemed compensation totaling $65,333. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 24, 2016, we issued 42,500 restricted common shares at $0.0639 per share market close price on date of grant to an employee for deemed compensation of $2,716. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 24, 2016, we issued 25,000 restricted common shares at $0.0639 per share market close price on date of grant to an employee for deemed compensation of $1,598. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 30, 2016, the Company redeemed the balance due of $59,000 on the September 2015 Note One through issuance of 1,475,000 shares valued at $95,875 based on a market close price of $0.065 per share on date of issuance. This included a loss on conversion of $36,875 based on the difference between the value of the shares issued at market close price on date of issue and the agreed conversion price of $0.04 per share. These shares were issued to one US company, which is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 6, 2016, we issued 10,000 restricted common shares at $0.0599 per share market close price on date of grant to an employee for deemed compensation of $599. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 8, 2016, we issued 25,000 restricted common shares at $0.06 per share market close price on date of grant to an employee for deemed compensation of $1,500. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 9, 2016, we issued 10,000 restricted common shares at $0.0581 per share market close price on date of grant to an employee for deemed compensation of $581. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 27, 2016 we issued 435,180 restricted common shares at $0.05802 per share at market close price on date of grant as compensation to our CEO for deemed compensation totaling $25,249. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 27, 2016 we issued 906,634 restricted common shares at $0.05802 per share at market close price on date of grant to our President & COO for deemed compensation totaling $52,603. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 29, 2016, we issued 129,244 restricted common shares at $0.058 per share market close price on date of grant to a predecessor investor for deemed cost of $7,496 to revise the shares owed to him from our reverse merger share exchange in 2014. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. A value for capital stock of $129 was recorded and the balance of $7,367 for the cost of the shares was offset to additional paid in capital.

For the three months ended September 30, 2016, we issued to LPC: (a) 45,629 restricted shares at $0.0561 per share for a deemed cost of $2,560 for interest accrued on LPC Note One for the period from July 1, 2016 to September 30, 2016 ; and (b) 76,660 restricted shares at $0.0561 per share for a deemed cost of $4,301 for interest accrued on LPC Note Two for the period from July 1, 2016 to September 30, 2016. These shares were issued at market close price on date of grant to one US company, which is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2016, we issued 193,848 restricted common shares at $0.0561 per share at market close price on date of grant to our CEO for deemed compensation totaling $10,875. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2016, we issued 1,382,532 restricted common shares at $0.0561 per share at market close price on date of grant to our President & COO for deemed compensation totaling $77,560. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2016, we issued 426,040 restricted common shares at $0.0561 per share at market close price on date of grant to our CFO for deemed compensation totaling $23,901. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

From July 1 to September 30, 2016, we raised $120,000 through a private placement stock offering of 3,000,000 restricted common shares at $0.04 per share. These shares were issued to six US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

KONARED CORPORATION

/s/ Shaun Roberts	Dated:	November 17, 2016
Shaun Roberts
Chief Executive Officer

/s/ John Dawe	Dated:	November 17, 2016
John Dawe
Chief Financial Officer,
Secretary & Treasurer