Form 10-K
period 2016-12-31
KonaRed Corp
filed 2017-04-13
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: the aggregate market value of the 63,378,077 common shares of the registrant owned by non-affiliates on June 30, 2016 was $3,149,890 based on a closing price of $0.0497 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 178,256,378 common shares were issued and outstanding as of April 12, 2017.

ii

KONARED CORPORATION

iii

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate Overview

In this Annual Report on Form 10-K the terms "KonaRed", "we", "us", "our", the "Registrant", and the "Company" mean KonaRed Corporation. Unless otherwise stated, "$" refers to United States dollars. Our fiscal year end is December 31st. We were incorporated in the State of Nevada on October 4, 2010 and our predecessor operating business was incorporated in the State of Hawaii on August 22, 2008. Our head office and distribution center is located at 1101 Via Callejon #200, San Clemente, CA 92673-4230.

The Company's common stock is publicly traded on the OTCQB over-the-counter market ('OTCQB') under the trading symbol: KRED.

Description of Business

Beverage Products

KonaRed® Corporation is a Hawaiian Coffee Company and the pioneer of the USA Grown, Hawaiian Coffee Fruit. The company oversees a vertically integrated supply chain which starts with the world renowned, highest quality Coffee and Coffee Fruit from Kona, Hawaii. The Company produces five award winning Ready to Drink ('RTD') 12oz Cold Brew Coffee varieties, Bag in the Box, Key Kegs, a complete line of whole bean and ground Kona Coffee Beans, plus its well established RTD Antioxidant Juices and Hawaiian Coffee Fruit nutritional supplements. The Company also has an industrial ingredients supply division. KonaRed products are sold throughout the U.S. and can be found in select Vons, Albertsons, Publix, Pavilions, Costco, Ralphs, Fred Meyer, King Soopers, Smiths, Kroger, Safeway, Vitamin Shoppe, Target, Whole Foods, 7-Eleven and many other retail outlets. More information about KonaRed and its products can be found at www.konared.com.

12oz. Award Winning RTD Cold Brew Coffees

In February 2016 we introduced a new line of Ready-to-Drink ('RTD') Cold Brew Coffees which included the flavors of 'Original', 'Hawaiian Vanilla' and 'Espresso'. In August 2016, consumer demand precipitated the addition of 'Kauai Caramel' and 'Maui Mocha' flavors. Sales of this product have expanded quickly and the line is now being sold in leading retailers throughout the US.  Hawaiian Vanilla has won the BevergeWorld BevStar award and the Original Cold Brew won the Gourmet Retailer Editor's Choice for Best Coffee.  KonaRed RTD Cold Brew Coffees have become one of the leading brands in this fast growing consumer packaged goods sector.  Cold brew coffee continues to grow in popularity as it appeals to premium beverage trends, but also health and wellness ones too.

The evidence of consumer demand for Cold Brewed Coffee is in the numbers. According to SPINS data for the 52 weeks ending October 4th 2015, Cold Brewed Coffee sales reached $15.3million in Multi-Outlet and $7.3million in the Natural Channel. With dollar and unit sales in both channels exceeding 100% growth versus the prior year and the top three brands commanding over 85% share of the segment, it's evident that 2015 was just the beginning.  The category is estimated to have grown to $65million in 2016.

PREMIUM HAWAIIAN COLD BREW COFFEE
ALL NATURAL • NON GMO
FOR THIS BREW WE USE PREMIUM ESTATE GROWN KONA & COLOMBIAN COFFEE BEANS INFUSED WITH THE NUTRITIONAL BENEFITS OF HAWAIIAN COFFEEBERRY. SMALL BATCH ROASTED TO PERFECTION, THEN SLOWLY STEEPED IN COLD WATER FOR OVER 16 HOURS. CREATING THE SMOOTHEST, BEST TASTING CRAFT COLD BREW COFFEE ON THE PLANET.
KonaRed
Cold Brew Coffee
ORIGINAL
KONA BLEND
101.4 FL OZ. (3L)
EDITORS' PICK
2016
Ready To Drink!
3L =
KonaRed
Cold Brew Coffee
MAUI MOCHA
KONA BLEND
KonaRed
Cold Brew Coffee
ESPRESSO
KONA BLEND
12 FL OZ (355ML)
KonaRed
Cold Brew Coffee
ORIGINAL
KONA BLEND
12 FL OZ (355ML)
KonaRed
Cold Brew Coffee
AWAIIAN VANILLA
KONA BLEND
12 FL OZ (355ML)
KonaRed
Cold Brew Coffee
AUAI CARAMEL
KONA BLEND

KonaRed's anti-oxidant beverage products consist of the following proprietary formulations:

●	16 oz. KonaRed Original Antioxidant Juice (2 servings)

WELLNESS YOU CAN FEEL!
KonaRed®
Hawaiian coffeeberry®
SUPERFRUIT JUICE
16 FL OZ (473 mL)

●	10.5 oz. KonaRed Original Antioxidant Juice (1 serving)

New Product Offerings:
KonaRed® Original Bag in a box – sold primarily at Costco.

PREMIUM HAWAIIAN COLD BREW COFFEE
ALL NATURAL • NON GMO
KonaRed
Cold Brew Coffee
ORIGINAL
KONA BLEND
101.4 FL. OZ. (3L)
EDITORS' PICK
2016
Ready To Drink!
3L =
PREMIUM HAWAIIAN COLD BREW COFFEE
ALL NATURAL • NON GMO
Hand Crafted With Aloha!
NON-GMO
GLUTEN FREE
VEGAN
KOSHER
DAIRY FREE
ALL NATURAL
READY TO DRINK • KEEP REFRIGERATED
0 CALORIES 0 SUGAR
Nutrition Facts
KonaRed.com

Shelf pictures

KonaRed
Cold Brew Coffee
HAWAIIAN VANILLA
ORIGINAL
ESPRESSO
KONA BLEND
Local
WHOLE FOODS MARKET

Wellness Products

We also produce wellness nutritional products which are now available at select locations of Vitamin Shoppe nationwide and in several major chains in Hawaii. Primary among these is our antioxidant KonaRed Hawaiian Superfruit Powder Tub and our Wake-up Performance Powder Packets.

●	KonaRed Hawaiian Superfruit Powder

100% soluble coffee fruit powder made from coffee fruit from Kona, Hawaii

●	KonaRed Wake Up Performance Powder Packets

1 tub with 30 packets

Coffee Bean Products

Our line of KonaRed Coffee Beans come in varieties.

●	100% Kona Coffee beans
●	10% Kona Blends
●	Both come in Whole Bean or Ground

Kona Coffee Council
100%
KONA
Hawaii USA
Seal of Approval
KonaRed®
FUNCTIONAL
TRACEABLE
SUSTAINABLE
ALL NATURAL • NON GMO
HANDCRAFTED WITH ALOHA!
PREPARATION
• Grind beans just before brewing to maximize flavor.
• Each brewing method requires a different grind type; fine for espresso, medium for auto drip, and coarse for french press.
• Use two table spoons of ground coffee per six ounces of fresh filtered water heated to 195-205°F.
KonaRed
HAWAII ESTATE GROWN
SMALL BATCH ROASTED • NON GMO
KONA: 100% ☒ Blend ☐
BEAN: Whole ☐ Ground ☒
ROAST: Med. ☒ Esp. ☐
ROAST DATE: ________
NET WT. 10oz. ☐ 1lb. ☒
PREMIUM KONA COFFEE

Industrial Ingredient Division Launch

In December of 2015, we executed a supply contract with our partner, VDF Futureceuticals Inc, ("VDF"). We now offer an American made U.S.A Hawaiian grown coffee fruit supply to the world with both coffee fruit powders and liquid extracts to other companies B2B.

Use of Patents

An important element of our business is the License we have been provided by VDF which provides us with the use of VDF's coffee fruit patents and Coffeeberry® trademark license. The License Agreement has effectively formed a strategic alliance between KonaRed and VDF.

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

Market

We believe our company has established a frontrunner position in the coffee fruit and cold brew categories, boasting numerous retail entrees and continued expansion. We first established our products in the upstart coffee fruit sector on our home turf in Hawaii and then have expanded across the USA by winning placements at Kroger, Target, Vitamin Shoppe and other major retailers. We have since moved into the large and lucrative market of coffee and have expanded beyond just coffee fruit. Over 50% of Americans over the age of 18 drink coffee daily and it is a huge marketplace. We have positioned ourselves as one of the leading RTD Cold Brew Coffee product lines on the market since our February 2016 launch.

Sales Strategy

Our sales strategy for our Cold Brew Coffee and Antioxidant beverages and nutritional supplement products is to sell and ship directly from our warehouse in San Clemente, California. We have a direct sales team of four individuals, two in Hawaii and two in Southern California whose main job is to secure new customers directly in person. We have also retained manufacturers' sales representatives who work to increase our overall sales efforts in specific regions such as New York, Los Angeles and Florida.

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

Takeovers and mergers are a hallmark of our industry. Recent beverage industry deals have included:

●	Coca Cola acquired Zico Coconut Water in January 2014
●	Pepsi acquired a majority stake in O.N.E. Coconut Water in April 2012
●	InBev has made a series of investments in Sambazon (in August 2012, December 2011, and December 2008)
●	InBev has also made a series of investments in Vita Coco in May 2012 and December 2010
●	Bai Brands sold to Dr. Pepper Snapple for an acquisition of $1.7 billion in December 2016
●	Peets Coffee & Tea purchased 100% of Stumptown Coffee Roasters in October 2015 for an un-disclosed amount
●	High Brew Coffee received $4 Million investment from CAVU Venture Partners in April 2016

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

Employees

In addition to Shaun Roberts, who is our Chief Executive Officer, director, and Board Chair; Kyle Redfield, who is our President and Chief Operating Officer, director; and John Dawe, who is our Chief Financial Officer, Secretary & Treasurer, we currently employ 10 full-time and 4 part-time employees who all work in the United States. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research; and as needed we engage the services of other professionals for legal, audit and other technical services. We intend to expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management's relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal office and warehouse is located at 1101 Via Callejon #200, San Clemente, California 92673-4230. During the years ended December 31, 2016 and December 31, 2015 we shared our warehouse premises with a sublessee whose occupancy ended on April 7, 2017, at which time we assumed all lease payments until we acquire a new sublessee tenant. We also utilize offices provided by our CEO and CFO. The current distribution facility lease has a term of June 1, 2016 to May 31, 2018 and presently requires total lease payments of $10,466 per month, of which the Company's portion is $8,066 per month. On February 25, 2016, the Company  extended the lease for an additional 24 month term and committed to total lease payments of $10,466 for June 1, 2016 to May 31, 2017 and $10,793 for June 1, 2017 to May 31, 2018. The Company's portion of payments under the extended term arrangements comprise $8,066 for June 1, 2016 to April 30, 2017 and will, in the absence of a new sublessee, be $10,793 for June 1, 2017 to May 31, 2018. For the year ended December 31, 2015 our Company paid a total of $95,412 (averaging $7,951 per month) of the total lease expense of $123,957 (averaging $10,330 per month). We believe that the condition of our principal office and warehouse are satisfactory, suitable and adequate for our current needs.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTCQB over-the-counter stock market ("OTCQB") under the symbol: 'KRED'. Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a major national securities exchange. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

The following table sets forth the high, low and closing prices for our Common Stock per quarter as reported by NASDAQ.COM for the years ended December 31, 2016 and December 31, 2015. These prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended:	High	Low

FY2016:
March 31, 2016	$0.044	$0.067
June 30, 2016	$0.045	$0.069
September 30, 2016	$0.045	$0.066
December 31, 2016	$0.042	$0.061
FY2015:
March 31, 2015	$0.230	$0.070
June 30, 2015	$0.222	$0.105
September 30, 2015	$0.177	$0.073
December 31, 2015	$0.826	$0.050

Shareholders

On April 12, 2015 there were 217 shareholders of record of the 178,256,378 shares outstanding of our common stock.

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

Re-Purchase of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 12, 2013, the Company adopted an incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan allows for the issuance of up to 11,000,000 options to acquire 11,000,000 restricted shares of the Company's common stock, with a maximum exercise period of ten years, to be granted to eligible employees, officers, directors, and consultants. As of December 31, 2016, 6,750,000 options had been issued under the Stock Option Plan. There were no stock options issued during the years ending December 31, 2016 and December 31, 2015.

Additionally, we have in place a Form S-8 share compensation plan totaling 5,000,000 registered shares reserved for issuance which was authorized by the Board on May 27, 2014. There were no shares issued under this plan during the years ended December 31, 2016 and December 31, 2015. 500,000 shares were issued under this plan during the year ended December 31, 2014 leaving a balance of 4,500,000 registered potentially issuable shares.

Recent Sales of Unregistered Securities

On August 11, 2016 we discontinued the 2015 Equity Line after the last shares which had been registered under the related Form S-1 were sold. Subsequently there has not been filing of, and there are no plans to file, a new registration statement to effect further sales and the 2015 Equity Line is now effectively defunct. During the year ended December 31, 2016, the Company issued 6,450,000 Sale Shares and 21,529 per sale Commitment Shares under the 2015 Equity Line for aggregate proceeds of $322,936.

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

In February 2016, we executed a private placement unit offering which raised $171,000 through the sale of 4,275,000 units. Unit offer #1 terminated on March 29, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $227,160 and the embedded value of the warrants based on a Black-Scholes option pricing model was $182,910. These shares were issued to four US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On March 31, 2016 we issued 150,366 restricted common shares at $0.051 per share at market close price on date of grant to our CEO for deemed compensation totaling $7,669. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 318,081 restricted common shares at $0.051 per share at market close price on date of grant to our President & COO for deemed compensation totaling $16,222. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 462,663 restricted common shares at $0.051 per share at market close price on date of grant to a company wholly owned by our CFO for deemed compensation totaling $23,596. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 600 restricted common shares at $0.054 per share at market close price on date of grant to an employee for deemed compensation of $30. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

From April to May 2016, we executed a private placement unit offering which raised $394,000 through the sale of 9,850,000 units. Unit Offer #2 terminated on May 31, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $532,443 and the embedded value of these warrants based on a Black-Scholes option pricing model was $426,730. These shares were issued to nine US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

For the period ended June 30, 2016 we issued 164,841 restricted common shares at $0.052483 per share at market close price on date of grant to our CEO for deemed compensation totaling $8,651. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

For the period ended June 30, 2016 we issued 348,702 restricted common shares at $0.052483 per share at market close price on date of grant to our President & COO for deemed compensation totaling $18,301. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

For the period ended June 30, 2016 we issued 507,202 restricted common shares at $0.052483 per share at market close price on date of grant to a company wholly owned by our CFO for deemed compensation totaling $26,619. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

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

From July to September 2016, we executed a private placement offering which raised $101,000 through the sale of 2,525,000 units. Unit Offer #3 terminated on September 30, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $168,525 and the embedded value of the warrants based on a Black-Scholes option pricing model was $132,571. These shares were issued to eight persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On September 23, 2016, a note holder provided an extension of the maturity of the note held in return for the note being amended to provide for conversion into shares at $0.04 per share. This amendment created a beneficial conversion feature which was valued at a cost of $37,669, such amount which was recorded as an increase to Additional Paid in Capital.

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

On September 30, 2016, we issued 426,040 restricted common shares at $0.0561 per share at market close price on date of grant to a company wholly owned by our CFO for deemed compensation totaling $23,901. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

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

On October 4, 2016, we issued 150,000 restricted common shares at $0.059 per share at market close price on date of grant to a newly appointed director as an inducement for joining our Board for a deemed cost of $8,850. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 28, 2016, we issued 1,000,000 restricted common shares at $0.0525 per share at market close price on date of grant for consultant services rendered for a deemed cost of $52,500. These shares were issued to three US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On November 23, 2016, we issued 500,000 common shares at $0.04 per share for conversion by September 2015 Note Two Purchaser of $20,000 of debt. These shares were issued to one US person with reliance on the exemptions from registration requirements provided in the Securities Act of 1933, as amended, Section 4(1) and Rule 144. Because these shares were issued at below the closing market price of $0.0537 on date of issue, the conversion resulted in a loss of $6,850 which was recorded as additional interest expense.

On November 30, 2016, we issued 1,000,000 restricted common shares at $0.0529 per share at market close price on date of grant for consultant services rendered for a deemed cost of $52,900. These shares were issued to three US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 2, 2016, we issued 300,000 common shares at $0.0495 per share at market close price on date of grant to a debt holder as part of the compensation for a maturity extension on the note held for a deemed cost of $14,850. These shares were issued to one US person with reliance on the exemptions from registration requirements provided in Rule 144(d)(3)(ii). At this time the underlining note was also amended to provide for conversion of the note to shares at $0.04 per share and this created a beneficial conversion feature which was valued at a cost of $9,405, such amount which was recorded as an increase to Additional Paid in Capital.

On December 6, 2016, LPC provided an extension of the maturity of two notes held in return for the grant of 7,000,000 six year warrants exercisable at $0.05 per share. The warrants were valued using a Black-Scholes model at a non-cash cost of $315,658, such amount which was recorded as an increase to Additional Paid in Capital.

For the three months ended December 31, 2016, we issued to LPC: (a) 45,629 restricted shares at $0.0451 per share for a deemed cost of $2,058 for interest accrued on LPC Note One for the period from October 1, 2016 to December 31, 2016 ; and (b) 76,660 restricted shares at $0.0451 per share for a deemed cost of $3,457 for interest accrued on LPC Note Two for the period from October 1, 2016 to December 31, 2016. These shares were issued at market close price on date of grant to one US company, which is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

PCF Holdings Investment:
On December 6, 2016, the Company entered into a securities purchase agreement (the "Securities Agreement") with PCF Holdings Group, LLC. ("PCF") under which PCF committed to invest, or cause to be invested, $940,000 in three tranches of (i) $300,000, (ii) $500,000 and (iii) $140,000, respectively for the purchase of Stock Units. Under the Securities Agreement, PCF (or its designee) will purchase from the Company up to 28.5 million stock units (each a "Stock Unit" and in the plural, the "Stock Units"), to be paid in three tranches. The series of warrants for each tranche each have the same three exercise prices, include cashless exercise rights, and have the same three expiry terms. The first tranche was priced at $0.024 per Stock Unit and the second and third tranches will be priced at $0.04 per Stock Unit. Each Stock Unit consists of one share of restricted common stock of the Company (each a "Share") and three separate warrant classes (each a "Warrant" and the shares underlying the Warrants being the "Warrant Shares" or, in the singular a "Warrant Share") respectively have (i) an exercise price of $0.055 per share for a term of five years, (ii) an exercise price of $0.20 per shares for a term of three years and (iii) an exercise price of $0.25 per share for a term of 18 months. The fair market value of the shares based on closing market price on date of sale was $625,000 and the embedded value of the warrants based on a Black-Scholes option pricing model was $1,410,059. These shares were issued to three accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. For the second and third tranches, each Stock Unit shall be priced at $0.04 per Stock Unit and shall consist of one Share and three separate warrant classes (each a "Warrant" and the shares underlying the Warrants being the "Warrant Shares", or in the singular a "Warrant Share") that shall respectively have (i) an exercise price of $0.055 per share for a term of five years, (ii) an exercise price of $0.20 per share for a term of three years and (iii) an exercise price of $0.25 per share for a term of 18 months. At the initial Tranche Closing, PCF purchased 12,500,000 Stock Units for a purchase price of $300,000 in cash (the "Initial Tranche"). Subject to the continued accuracy and validity of the representations and warranties of the Company to PCF, the satisfaction by the Company of all its covenants set forth in the Securities Agreement and other considerations, then not later than 120 days from the Initial Tranche Closing (the "Second Tranche Closing"), Purchaser shall purchase 12,500,000 Stock Units (the "Second Tranche) for a purchase price of $500,000; and then not later than 120 days from the Second Tranche Closing (the "Third Tranche Closing"), Purchaser shall purchase 3,500,000 Stock Units (the "Third Tranche) for a purchase price of $140,000. The Securities Agreement includes a Beneficial Ownership Limitation and at no time may PCF exercise warrants or purchase shares if such exercises or purchases would result in PFC and its affiliates owning an aggregate of shares of our common stock in excess of 17.5% of the then outstanding shares of our common stock. PCF and its affiliates may sell or transfer Units, Shares or Warrants that exceed, or might cause PCF to exceed, the Beneficial Ownership Limitation in order for PCF to comply with the Beneficial Ownership Limitation. PCF may at any time request one registration under the Securities Act of 1933, as amended, of all or part of its Shares (including any Warrant Shares issuable upon exercise of any Warrants) (a "Demand Registration"), however the Company will not be obligated to effect any Demand Registration within nine months from the Initial Tranche Closing, or when Purchaser has the ability to freely sell the securities proposed to be registered under Rule 144, without being subject to any volume or manner of sale restrictions thereunder.

On December 8, 2016, we issued 170,000 restricted common shares at $0.048 per share market close price on date of grant to seven employees for deemed compensation of $8,160. These shares were issued to seven US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Subsequent to the year ended December 31, 2016, we issued 990,00 common shares at $0.04 per share for conversion by December 2015 Lender of the remaining $39,600 due on the December 2015 Note. This conversion fully paid the note and no further payments are due. These shares were issued to one accredited investor with reliance on the exemptions from registration requirements provided in the Securities Act of 1933, as amended, Section 4(1) and Rule 144.

Subsequent to the year ended December 31, 2016, we issued 4,500,00 common shares at $0.05 per share for conversion by LPC of $225,000 principal due on LPC Note Two which decreased the balance due on the note from $300,000 to $75,000. These shares were issued to one accredited investor with reliance on the exemptions from registration requirements provided in the Securities Act of 1933, as amended, Section 4(1) and Rule 144.

Subsequent to the year ended December 31, 2016, we issued 1,100,000 restricted common shares at $0.0548 per share at market close price on date of grant for consultant services rendered for a deemed cost of $60,280. These shares were issued to one accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Subsequent to the year ended December 31, 2016, as compensation to a retiring director we re-priced 750,000 options he held from an exercise price of $0.17 per share to an exercise price of $0.05 per share and issued him an additional 150,000 options with the same three year remaining maturity. The exercise price of the new options was set on date of grant and these options vested immediately. The combined Black-Scholes options pricing model cost of the transactions was $13,785.

Subsequent to the year ended December 31, 2016, we remedially executed a private placement related to Unit Offer #3 which raised $15,000 through the sale of 375,000 units. Each unit was priced at $0.04 per unit and comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares and embedded value of the warrants is included in the valuations done for Unit Offer #3. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to the year ended December 31, 2016, we issued 1,063,782 five year options with an exercise price of $0.0559 set on date of grant to our CEO as compensation. These options vested immediately and had a Black-Scholes options pricing model cost of $59,411.

Subsequent to the year ended December 31, 2016, we issued 2,476,377 five year options with an exercise price of $0.0559 set on date of grant to our President & COO as compensation. These options vested immediately and had a Black-Scholes options pricing model cost of $138,302.

Subsequent to the year ended December 31, 2016, we issued 653,842 restricted common shares to a company wholly owned by our CFO at a price of $0.0559 on date of grant as compensation for a deemed cost of $36,550. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to the year ended December 31, 2016, we issued 1,500,000 restricted common shares to two unit offering subscribers for exercises of warrants they held at $0.055 per share for proceeds of $82,500. These subscribers are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Revenue recognition

Sales revenue consists of amounts earned from customers through the sale of its consumer and industrial products and from delivery fees. Sales revenue is recognized when persuasive evidence of an arrangement exists, price is fixed or determinable, title to and risk of loss for the product has passed, which is generally when the products are received by the customers, and collectability is reasonably assured. Customers accept good FOB shipping point. Goods are sold on a final sale basis and in the normal course of business the Company does not accept sales returns.

Cost of goods sold

Cost of goods sold consists primarily of selling of raw materials and finished goods purchased from vendors as well as warehousing and distribution costs such as inbound freight charges, shipping and handling costs, purchasing and receiving costs.

Customer shipping expenses

Costs for products shipped to customers are recorded as general and administrative expenses.

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

Deferred Revenue

Revenue from customer purchase agreements is recorded as unearned revenue and amortized over the term of the agreements. At December 31, 2016 and December 31, 2015, unearned revenues were $193,020 and $1,434 respectively. Unearned revenue is normally comprised of online subscriptions wherein we ship a scheduled amount of product to online retail subscribers each month. During the year ended December 31, 2016, unearned revenue also included a cash payment we received for a non-refundable signing fee of $200,000 from a strategic supplier partnership arrangement (the "FP Agreement").

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of our Company for the years ended December 31, 2016 and December 31, 2015. A summary is as follows:

	Year ended December 31, 2016	Year ended December 31, 2015

Total sales	$1,059,196	$635,503
Cost of goods sold	740,806	443,049
GROSS MARGIN	318,390	192,454
Research and development	5,320	6,502
Advertising and marketing	276,299	435,390
General and administrative	1,655,947	1,838,970
Non-cash operations fees & expenses	1,036,827	1,251,599
Operating expenses	2,974,393	3,532,461
Loss from operations	(2,656,003)	(3,340,007)
Amortized portion of License fee	7,014	—
Non-cash amortization expenses	(465,047)	(204,990)
Interest expense	(186,793)	(255,372)
NET LOSS	$(3,300,829)	$(3,800,369)

Net loss per share, fully diluted	$(0.03)	$(0.04)

Highlights

Comparative to last year, for the year ended December 31, 2016:

●	Product sales increased by 67%
●	Operating expenses decreased by 16%, and
●	Net loss decreased by 13%
●	$200,000 non-refundable cash fee received for five year license agreement

Revenue

Sales were comprised of product sales and shipping, related party sales, and delivery fees.During the year ended December 31, 2016 we recorded total sales of $1,059,196 compared with total sales of $635,503 for the year ended December 31, 2015, representing an increase of 67%, and during the year ended December 31, 2016.

Additionally in 2016 we received cash payment of a non-refundable signing fee of $200,000 from a strategic supplier partnership arrangement. Because this was included in a license fee agreement to conform with generally accepted accounting principles it is recorded as unearned revenue which is to be amortized over the five year life of the agreement. For fiscal 2016 the amortized portion of $7,014 for the fee  is recorded as other income.

We attribute the growth in revenue during 2016 to the acquisition of new customers for KonaRed Cold Brew Coffees and the success of our efforts to build a distribution network for this new product line. Additionally, a sizable component of Cold Brew Coffee sales growth has been from repeat customers. Cold Brew is now KonaRed's major marketing focus and consumer demand drove expansion of our Cold Brew Coffee line from 3 to 5 products in August with the addition of "Maui Mocha" and "Kauai Caramel" flavors.

The Company introduced Cold Brew Coffees in February, 2016 and for the period ended December 31, 2016 this product line accounted for 59% of our sales. During the last quarter of 2016 Cold Brew Coffee sales comprised 69% of our product sales.

Overall, Cold Brew Coffee is a booming new market sector and KonaRed has emerged early as a leader in this new category. The Cold Brewed Coffee industry earned total revenues of approximately $65 million in 2016. Its growth is expected to mark one of the top food and beverage trends of the last few years and this growth trend continues.

KonaRed's Cold Brew Coffees have won multiple industry and consumer awards during the year ended December 31, 2016 and now appear on major retail shelves throughout the Western US, Florida and New York.

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

Along with the current period cost of inventory which has been used for product sales, COGS also include expensing of adjustments for shrinkage during production runs and inventory which has been disposed of because it has expired and/or become obsolete, or been subject to a write-down reserve because the inventory has been deemed to be potentially useful, but has been slow moving for a significant period of time. During the years ended December 31, 2016 and December 31, 2015, these expenses respectively totaled $24,769 and $26,760. At December 31, 2016 and December 31, 2015 we had no reserves of outdated inventory.

For the years ended December 31, 2016 and December 31, 2015, COGS were $740,806 and $443,049, or 70% and 70% of sales. This corresponds to gross margin percentages of 30% and 30%. We project total COGS will increase during fiscal 2017 and gross margin will improve as order flow increases and we begin to benefit from less expensive shipping costs and the economies of scale of larger production runs.

COGS components for the years ended December 31, 2016 and December 31, 2015 include: (i) manufacturing costs, which include both in-house and outsourced manufacturing costs and inventory adjustments, which totaled $692,920 versus $394,688, respectively; (ii) inventory delivery which totaled $33,816 versus $27,845, respectively, term discounts which totaled $7,781 versus $6,148; and (iv) packaging which totaled $6,289 versus $14,368, respectively.

Operating Expenses

Our operating expenses are classified into three categories:

- Research and development
- Advertising and marketing
- General and administrative expenses

Research and Development

Research and development costs were $5,320 and $6,502, respectively for years ended December 31, 2016 and December 31, 2015, respectively, for a comparative decrease of 18%. We project R&D costs will increase during the upcoming fiscal year.

Advertising and Marketing

Advertising and marketing costs were $276,299 for the year ended December 31, 2016, compared with $435,390 for the year ended December 31, 2015, representing a decrease of 37%. Components of advertising and marketing cost during the years ended December 31, 2016 versus December 31, 2015 were as follows: (i) costs for free samples and product demonstrations was $133,334 versus $96,310, representing an increase of 38%; (ii) advertising costs were $9,945 versus $175,432, representing an decrease of 94%; (iii) website expenses were $10,998 versus $27,580, representing a decrease of 60%; and (v) tradeshows, sponsorships, public relations initiatives, and other marketing expenses totaled $122,022 versus $136,068, representing a decrease of 10%. We project advertising and marketing costs will increase during our upcoming fiscal year.

General and Administrative

General and administrative ('G&A') costs were $2,692,774 for the year ended December 31, 2016 compared to and $3,090,569 for the year ended December 31, 2015, representing a decrease of 13%. G&A costs include cash and non-cash expenses. Non-cash expenses include stock based compensation expenses, stock issued for services, patent license fees, and depreciation expenses. For the years ended December 31, 2016 and December 31, 2015, G&A cash expenses comprised $1,655,947 and $1,838,972, or 56% and 52% of operating expenses; and non-cash expenses comprised $1,036,827 and $1,251,599 or 35% and 35% respectively of total operating expenses.

Year over year G&A cash expenses decreased by 10% and G&A non-cash expenses decreased by 17%. We project G&A expenses will increase moderately during the coming fiscal year.

Major items within expenses paid in cash for years ended December 31, 2016 and December 31, 2015 included: (i) payroll of $952,427 versus $796,290, representing an increase of 20%, which is attributable to an increased staff count; (ii) customer shipping expenses of $124,760 versus $98,020, representing an increase of 27%, which is attributable to increased sales volume; (iii) professional and consultant fees of $109,942 versus $261,180, representing a decrease of 58%, which is attributable to the resolution of legal issues pertaining to fiscal 2015; and (iii) total rent expenses of $126,043 versus $116,089, representing an increase of 9%, which is attributable to scheduled payment increases in our warehouse lease.

Major items within non-cash expenses for years ended December 31, 2016 and December 31, 2015 included: (i) stock issued for compensation of $405,373 versus $350,883, representing an increase of 16%, which is attributable to executive staff accepting shares in lieu of cash for a portion of their remuneration to conserve cash; (ii) stock issued for services of $254,009 versus $598,272, representing an decrease of 58%, which is attributable to the decreased use of consultants; and (iii) patent license fees of $375,000 versus $300,000, representing a decrease of 25%, which is attributable to the scheduled increases in the VDF License Agreement.

Other Income (Expense)

During the years ended December 31, 2016 and December 31, 2015, other income (expense) respectively totaled $(644,826) versus $(460,362). Other income (expense) for years ended December 31, 2016 and December 31, 2015 included: (i) license fee revenue of $7,014 versus $nil; (ii) cash interest paid of $(1,025) and non-cash interest amortization of $(185,768), for total interest expense of $(186,793) in 2016, versus cash interest paid of $(181,611) and non-cash interest amortization of $(73,761) in 2015; (iii) amortization expense for discounts on notes payable of $(472,510) in 2016, versus $(128,200) in 2015; and (iv) non-cash income (expense) for the fair market value of a derivative liability of $7,463 in 2016 versus $(35,037) in 2015; and a non-cash expense of $nil in 2016 and $(41,753) in 2015 related to the re-set of the exercise price of warrants issued in 2015. Other than interest expenses for currently outstanding debt and further non-cash derivative related gains or losses which may arise during the coming year, we cannot project other income (expense) items in the near term.

Net Loss

Our net losses for the years ended December 31, 2016 versus December 31, 2015 were $3,300,829 , or $0.03 per share, versus $3,800,369, or $0.04 per share.

Liquidity and Capital Resources

Our financial position as at December 31, 2016 and December 31, 2015 was as follows:

Net Working Capital
	As of December 31, 2016	As of December 31, 2015

Current Assets	$458,741	$645,107
Current Liabilities	657,607	463,063
Net Working Capital (Deficit)	$(198,866)	$182,044

At December 31, 2016 we had cash on hand of $68,546, accounts receivable of $120,565, accounts receivable - related party of $1,800; and inventory of $267,830. This compares with cash on hand of $148,769, accounts receivable of $33,227, accounts receivable - related party of $18,000; inventory of $439,158, and prepaid expenses of $5,953 at December 31, 2015.

Our net working capital decreased to a balance of $(198,866) at December 31, 2016 from a balance of $182,044 at December 31, 2015. When adjusted for $192,986 unearned revenue related to the unamortized portion of our license fee income, the working capital decrease is $(5,880) At present, we project we will need to raise additional capital during the coming twelve months to fund our strategic plans.

Our cash flows for the years ended December 31, 2016 and December 31, 2015 were as follows:

Cash Flows
	Year ended December 31, 2016	Year ended December 31, 2015

Net cash (used) by operating activities	$(1,747,459)	$(2,009,549)
Net cash provided/(used) in investing activities	—	—
Net cash provided by financing activities	1,667,236	2,118,331
Increase (decrease) in cash during the period	(80,223)	108,782
Cash, beginning of period	148,769	39,987
Cash, end of period	$68,546	$148,769

Comparative figures for Net cash (used) by Operating Activities comprised net losses of $3,300,829 for the year ended December 31, 2016 versus $3,800,369 for the year ended December 31, 2015. Major items included respective comparative non-cash add-backs of: (i) Black-Scholes options grant expense amortizations of $nil versus $220,960; (ii) Black-Scholes warrant issuance expense amortizations of $565,528 versus $197,905; (iii) stock issued for compensation of $405,377 versus $350,883; (iv) stock issued for services of $271,571 versus $598,272; (iv) an increase in accounts receivable of $71,138 in 2016 versus a decrease in accounts receivable of $220,993 in 2015; (v) decreases in inventory of $171,328 in 2016 versus $69,180 in 2015; (vi) a decrease of $76,062 in accounts payable and accrued liabilities in 2016 versus an increase in accounts payable and accrued liabilities of $19,402 in 2015; and (vii) an increase in unearned income of $191,587 in 2016 versus a decrease of $2,009 in 2015.

Cash Raised from Equity Sales
During the year ended December 31, 2016 we raised: (a) $666,000 through private placement sales of 16,650,000 units, with each unit priced at $0.04 and including one restricted common share and one five year warrant exercisable at $0.055; (b) $120,000 through the private placement sale of 3,000,000 restricted common shares priced at $0.04 per share; (c) $322,936 from issuance of 6,471,529 shares under the 2015 Equity Line; and (d) $300,000 from investment from a strategic partner. During the year ended December 31, 2015, the Company raised $350,000 cash from private placement sales of restricted common shares and $629,850 through equity line sales sales of 8,550,000 shares.

Equity Line sales termination
On August 11, 2016 the last shares which had been registered under the 2015 Equity Line were sold and subsequently there has not been filed, and there are no plans to file, a new registration statement which would facilitate further equity line share sales and the 2015 Equity Line is now effectively defunct.

No Variable Rate Convertible Securities
The Company has no securities outstanding which have conversion prices which vary based on the trading price of the Company's common shares.

Cash Raised from Debt
During the year ended December 31, 2016, the Company raised $100,000 from a short term non-convertible related party promissory note and rolled over $375,00 of license fees to the VDF Note. During the year ended December 31, 2015, the Company raised: (a) net proceeds from short term debt of $325,000, which was comprised of three short term promissory notes which provided net proceeds of $90,000, $135,000 and $100,000 respectively; (b) net proceeds of $Nil from short term related party non-convertible debt, which was comprised of an advance of $500,000 from a director of the Company and a repayment to him of $500,000; and (c) net proceeds of $813,481 from convertible notes payable which was comprised of: (i) net proceeds of $Nil from one lender who advanced net $400,000 and received repayment of that $400,000, (ii) two fixed exercise price convertible notes from the same lender which provided net proceeds of $225,000 and $270,000 respectively, and (iii) rolled over $318,481 of license fees and accrued interest to the VDF Note.

Details of all debt transactions during 2016 and 2015 are as follows:

September 2015 Notes:
On September 30, 2015, subject to securities purchase agreements we issued two subordinated promissory notes ("September 2015 Note One" and "September 2015 Note Two", collectively, the "September 2015 Notes") to two lenders (the "September 2015 Lenders"). The September 2015 Notes provided for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the September 2015 Notes. The September 2015 Notes were not secured and are subordinated to senior notes issued by the Company. September 2015 Note One had a face value of $100,000 and September 2015 Note Two had a face value of $150,000. The interest rate on each note was 8% per annum and this amount fully accrued upon issuance and added $8,000 to September 2015 Note One and $12,000 to September 2015 Note Two to bring the total balances due on each note to $108,000 and $162,000, respectively. The September 2015 Notes each included a 10% original issuance discount ("OID") which resulted in total net proceeds to the Company of $225,000. As an inducement for the loans, On September 30,2015 the September 2015 Lenders received five‑year warrants, with cashless exercise rights, to purchase restricted shares of our common stock at an exercise price of $0.08 per share. September 2015 Note One Lender received 1,250,000 warrants which was valued using a Black-Scholes model at $67,115; and September 2015 Note Two Lender received 1,875,000 warrants which were valued using a Black-Scholes model at non-cash cost of $100,673.

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

At December 31, 2016, the balance on September 2015 Note One was $nil. During the year ended December 31, 2016, the Company timely met a series of scheduled cash payments on September 2015 Note One totaling $49,000 and on August 30, 2016 redeemed the balance of $59,000 due through issuance of 1,475,000 shares valued at $95,875 based on a market close price of $0.065 per share on date of issuance. The $36,875 difference between the cash redemption balance and the value of the shares redemption was recorded as non-cash interest expense. At time of redemption on August 30, 2016 the remaining $50,245 of the warrant discount on September 2015 Note One was recorded as an amortization expense and the remaining $7,486 OID was recorded as interest expense. The September 2015 Note One is now fully repaid and there are no further payments due.

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

At December 31, 2016, the balance on September 2015 Note Two was $40,411. This included the remaining face value and accrued interest totaling $65,000, net of an unamortized warrant and beneficial conversion feature ("BCF") discounts of $16,527 and an unamortized OID discount of $8,062. During the year ended December 31, 2016, the Company timely met a series of scheduled cash payments on September 2015 Note One totaling $88,500 and, prior to scheduled redemption date, on September 23, 2016 the original lender extended the maturity date of the note to November 14, 2016 in exchange for the right to convert the balance of $73,500 into common shares of the Company at a price of $0.04 per share. On September 23, 2016 the Company's closing share price was $0.0605 and this created a BCF which was valued at $37,669. On November 7, 2016, prior to scheduled redemption date, the $73,500 balance due on September 2015 Note Two was purchased by the September 2015 Note One Lender (hereinafter referred to as "September 2015 Note Two Purchaser") from the original lender. Also on November 7, 2016, in return for the addition of $11,500 to the OID for September 2015 Note Two, September 2015 Note Two Purchaser extended the maturity of September 2015 Note Two to August 7, 2017 based on the Company meeting a payment schedule of $40,000 on May 7, 2017 and $45,000 on August 7, 2017. The addition of the $11,500 addition to the OID increased the principal due on September 2015 Note Two to $85,000. On November 23, 2016, $20,000 of September 2015 Note Two was converted by September 2015 Note Two Purchaser into 500,000 shares of the Company which reduced the principal due on the note to $65,000. During the year ended December 31, 2016, a total of $96,509 of the warrant and BCF discounts were recorded as an amortization expense and $14,668 amortization of the OID was recorded as interest expense.

December 2015 Note:
On December 3, 2015, subject to a securities purchase agreement we issued a subordinated promissory note (the "December 2015 Note") to one lender (the "December 2015 Lender") in the aggregate amount of $110,000 (the "Original Principal"). The December 2015 Note bears interest at 8% per annum and this amount fully accrued upon execution of the loan and added $8,800 to the balance due at issuance date. The principal and interest was due and payable in full on December 3, 2016 ("Maturity Date") and had a re-payment schedule which requires payments of $39,600 respectively on sixth, ninth and twelfth month anniversary dates of issuance. The December 2015 Notes included an aggregate $10,000 original issuance discount ("OID") which resulted in net proceeds of $100,000. The December 2015 Note provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the December 2015 Note. The Note is not secured and is subordinated to senior notes issued by the Company and ranks equally with other debt issued by the Company. As an inducement for the loan, the Company issued the December 2015 Lender 500,000 restricted common shares valued at a non-cash cost of $30,050.

At December 31, 2015, the balance on the December 2015 Note including accrued interest was $109,565, net of an unamortized OID of $9,235. During the year ended December 31, 2015, $764 amortization of the OID was recorded as interest expense.

At December 31, 2016, the balance on the December 2015 Note was $32,081. This included the remaining face value and accrued interest totaling $39,600, net of an unamortized BCF discount of $6,340 and an unamortized OID discount of $1,179. During the year ended December 31, 2016, the Company timely met two scheduled cash payments totaling $79,200 and, prior to scheduled redemption date, on December 2, 2016 the lender extended the maturity date of the note to March 7, 2016 in exchange for 300,000 shares of the Company and the right to convert the balance of $39,600 into common shares of the Company at a price of $0.04 per share. On December 2, 2016, the Company's closing share price was $0.05 which created a BCF valued at $9,405 and a non-cash cost for the shares issuance of $15,000. During the year ended December 31, 2016, a total of $3,065 of the BCF discount was recorded as an amortization expense and $8,056 amortization of the OID was recorded as interest expense.

LPC Note One:
On August 18, 2015, we issued a Senior Convertible Note ("LPC Note One") to a third party ("LPC") in the amount of $250,000. LPC Note One was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016 and LPC Note One is now classified as short term convertible debt. Interest may be paid via issuance of the Company's common stock if the Company meets certain conditions that would allow the issuance of the Company's common stock without any trading restrictions. LPC Note One has a $25,000 original issuance discount ("OID") which resulted in net proceeds of $225,000. The Company has the right to prepay LPC Note One, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note One provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note One. LPC Note One is not secured and is subordinated to the VDF Note, ranks equally with LPC Note Two, and ranks above other debt issued by the Company. The principal amount of LPC Note One and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.07 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note One. At no time may LPC Note One be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. As an inducement for the loan, on August 18, 2015 the Company granted LPC 3,750,000 six year warrants, which includes a cashless exercise provision, to purchase 3,750,000 restricted shares of our common stock at an exercise price of $0.10 per share which was valued using a Black-Scholes model at a non-cash cost of $277,014. At August 18, 2015, LPC Note One also included a BCF of $107,143 because the exercise price of LPC Note One was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note One was capped at $117,857, resulting in a total discount of $225,000. On December 16, 2016, prior to the scheduled redemption dates, LPC extended the maturities of each of its two notes from December 31, 2016 to December 31, 2017 in return for issuance by the Company of 7,000,000 six year warrants, with cashless exercise rights, to purchase 7,000,000 restricted shares of our common stock at an exercise price of $0.05 per share. The warrants were valued using a Black-Scholes model at a non-cash cost of $315,658, of which $143,481 was ascribed as an increase to the discount of LPC Note One and $172,177 was ascribed as an increase to the discount of LPC Note Two.

At December 31, 2015, the recorded balance on LPC Note One was $67,365. This included the remaining face value of $250,000, net of unamortized warrant and BCF discounts totaling $164,372 and an unamortized OID discount of $18,263. During the year ended December 31, 2015, $60,628 of the discount was recorded as an amortization expense, $6,737 of the OID was recorded as interest expense, and accrued interest of $4,688 was paid through issuance of 90,286 restricted common shares.

At December 31, 2016, the recorded balance on LPC Note One was $68,086, This included the remaining face value of 250,000, net of an unamortized warrant and BCF discounts totaling $177,505 and an unamortized OID discount of $4,409.  During the year ended December 31, 2016, $130,348 of the BCF and warrant discounts were recorded as an amortization expense, $13,854 of the OID was recorded as interest expense, and accrued interest of $12,708 was paid via issuances of 181,544 restricted common shares.

LPC Note Two:
On November 23, 2015, we issued a Senior Convertible Note ("LPC Note Two") to LPC in the amount of $300,000. LPC Note Two was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016. LPC Note Two is now classified as short term convertible term debt. Interest may be paid via issuance of the Company's common stock if the Company meets certain conditions that would allow the issuance of the Company's common stock without any trading restrictions. LPC Note Two has a $30,000 OID which resulted in net proceeds of $270,000. The Company has the right to prepay LPC Note Two, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note Two provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note Two. LPC Note Two is not secured and is subordinated to the VDF Note, ranks equally with LPC Note One, and ranks above other debt issued by the Company. The principal amount of LPC Note Two and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.05 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note Two. At no time may LPC Note Two be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. On November 23, 2015, as an inducement for the loan the Company granted LPC 5,000,000 six year warrants, which includes a cashless exercise provision, to purchase 5,000,000 shares of our restricted common stock at an exercise price of $0.07 per share which was valued using a Black-Scholes model at a cost of $253,098. At November 23, 2015, LPC Note Two also included a BCF of $102,600 because the exercise price of LPC Note Two was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note Two was capped at $167,400, resulting in a total discount of $270,000. On December 16, 2016, prior to the scheduled redemption dates, LPC extended the maturities of each of its two notes from December 31, 2016 to December 31, 2017 in return for issuance by the Company of 7,000,000 six year warrants, with cashless exercise rights, to purchase 7,000,000 restricted shares of our common stock at an exercise price of $0.05 per share. The warrants were valued using a Black-Scholes model at a non-cash cost of $315,658, of which $143,481 was ascribed as an increase to the discount of LPC Note One and $172,177 was ascribed as an increase to the discount of LPC Note Two.

At December 31, 2015, the recorded balance on LPC Note Two was $28,218. This included the remaining face value of $300,000, net of an unamortized warrant and BCF discounts totaling $244,604 and an unamortized OID of $27,178. During the year ended December 31, 2015, $25,396 of the BCF and warrant discounts were recorded as an amortization expense, $2,822 of the OID was recorded as interest expense, and accrued interest of $7,561 was paid via issuance of 151,680 restricted common shares.

At December 31, 2016, the recorded balance on LPC Note Two was $69,000. This included the remaining face value of $300,000, net of an unamortized discount of $224,438 and an unamortized OID of $6,562. During the year ended December 31, 2016, $130,348 of the BCF and warrant discounts were recorded as an amortization expense, $13,854 of the OID was recorded as interest expense, and accrued interest of $15,250 was paid via issuances of 305,000 restricted common shares.

Interim Note:
On June 5, 2015, the Company issued a $500,000 note (the "Interim Note") to a corporation affiliated with a director of the Company. This Note was classified as related party debt and had a maturity date of December 5, 2015. The Interim Note required two payments of $250,000 on the three and six month anniversaries of issuance, allowed for re-payment at any time without penalty, and accrued interest at 12% per annum. 1,700,000 restricted common shares of the Company were issued to the lender as an inducement fee at a non-cash cost. As security for the Interim Note, the Company's Chief Executive Officer pledged 3,333,333 shares of the Company (the "Pledge"), which he owned, as security for the Interim Note (the "Pledge Shares"). If the Company had defaulted on the Interim Note, the portion of the Pledge Shares equivalent to the amount due would have been released to re-pay the loan. The Company made early re-payments of $50,000 on June 23, 2015 and $211,556 on August 19, 2015 as full settlement of the first installment of Interim Note, including $11,556 of accrued interest then due; and on November 24, 2015 made early repayment of the second installment totaling $253,534, including $3,534 of accrued interest then due; and on that date the Pledge was dissolved. At December 31, 2015, the balance due on the Interim Note was $nil and the Interim Note was fully repaid.

RP Note:
On July 31, 2016, the Company issued a $100,000 note (the "RP Note") to a director of the Company for a loan. The RP Note has a maturity date of January 27, 2017 and is classified as short term related party debt. The RP Note bears interest at 8% per annum due at maturity and may be prepaid in whole, or in part, at any time before each maturity date without prepayment penalty. 340,000 restricted common shares of the Company were issued to the lender as a fee valued at a non-cash cost of $15,504. At December 31, 2016, the balance due on the RP Note was $103,353 including $3,353 of accrued interest for the year ended December 31, 2016.

Subordinate Debenture:
On June 5, 2015, the Company repaid and extinguished an Unsecured Subordinate Debenture which it issued on January 20, 2015 to a third party lender. This note had a face value of $440,000, included $40,000 OID, and provided proceeds of $400,000. The note initially had a recorded balance of $207,074, net of a discount of $232,926 created by an embedded derivative liability which resulted from the note having a conversion price adjustment provision. At redemption on June 5, 2015, the lender was paid a prepayment premium of $68,929, calculated as 15% of face value principal of $400,000, plus accrued interest and OID of $59,529, for a total redemption payment of $528,458. Because there was a derivative liability recorded for this note, the derivative component of the note was marked-to-market at time of redemption and the resulting net loss of $41,182 was recorded at redemption as an amortization expense. $5,788 OID was amortized to interest expense over the life of the note and the repayment of the remaining $34,212 OID was recorded as an interest expense at time of redemption. Repayment of the Unsecured Subordinate Debenture effected a termination of the Convertible Debt Purchase Agreement. This variable rate convertible debenture is now repaid in full and extinguished.

VDF Note:
On January 28, 2014, we entered into a patent settlement with VDF FutureCeuticals, Inc. ("VDF") at which time a senior convertible note (the "VDF Note") was issued to VDF, whereby we promised to pay VDF a principal amount equal to the sum of aggregate accrued and unpaid patent license fee payments plus accrued interest. The maturity of the VDF Note is December 31, 2018 unless accelerated pursuant to an event of default or the License Agreement is terminated and all accrued and unpaid obligations under the VDF Note have been paid. Due to its term the VDF Note is classified as long term debt. Interest on the note is 7% per annum, subject to an adjustment to 12% for events of default and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. At any time VDF has the option to convert any principal outstanding on the VDF Note into shares of our common stock at a Conversion Price determined by the terms of the VDF Note, which is subject to adjustment based on our issuance of stock and other securities. During the year ended December 31, 2016, the Conversion Price of the Senior Convertible Note was adjusted from $0.3823 per share to $0.2157 per share per the terms of the Senior Convertible Note. The VDF Note provides that we may, at our option, roll-over to the VDF Note quarterly License fee payments and accrued interest and is secured through the Pledge and Security Agreement ("PSA") and is senior to any other debt issued by the Company unless prior written consent of VDF is obtained to amend the ranking.

On January 4, 2017, VDF and the Company executed an addendum to the VDF Note and the PSA in which VDF agreed it will: (i) remove its lien on the Company's inventory and accounts receivable in the event that the Company executes any line of credit, inventory purchase order financing, or accounts receivable factoring agreements with third party lender(s); and (ii) promptly execute any inter-creditor agreement(s) provided to VDF by such third party lender(s) which affirm VDF's permission for the creation of liens by the third party lender(s) which rank in priority above VDF's existing lien. A copy of this agreement is attached to this Report as Exhibit 10.53.

At December 31, 2015, the VDF Note had an outstanding balance $453,298. This included the principal due of $469,272, net of a discount of $15,974 resulting from the embedded derivative. During the year ended December 31, 2015, we rolled-over License fee payments totaling $300,000 plus accrued interest for the year $18,481 for a total addition to the VDF Note of $318,481.

At December 31, 2016, the VDF Note had an outstanding balance $869,674. This included the principal due of $886,460, net of a discount of $16,786 resulting from the embedded derivative. During the year ended December 31, 2016, we rolled-over License fee payments totaling $375,000 and recorded accrued interest of $42,188 for a total addition to the VDF Note of $332,812.

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements at December 31, 2016 or December 31, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 KonaRed Corporation

We have audited the accompanying balance sheets of KonaRed Corporation as of December 31, 2016 and 2015 and the related statement of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2016. KonaRed Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KonaRed Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas

April 12, 2017

KONARED CORPORATION
BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS
Cash	$68,546	$148,769
Accounts receivable	120,565	33,227
Accounts receivable - related party	1,800	18,000
Inventory	267,830	439,158
Prepaid expenses	—	5,953
TOTAL CURRENT ASSETS	458,741	645,107

OTHER ASSETS
Fixed assets (net of accumulated depreciation)	7,803	10,247
TOTAL OTHER ASSETS	7,803	10,247
TOTAL ASSETS	$466,544	$655,354

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$140,007	$211,429
Accounts payable - related party	—	3,156
Short term convertible notes, net of discounts	209,578	—
Short term debt, net of discounts	—	235,237
Short term debt - related party	103,353	—
Unearned revenue	193,020	1,434
Derivative liability	11,649	11,807
TOTAL CURRENT LIABILITIES	657,607	463,063

LONG-TERM LIABILITIES
Long term convertible notes payable, net of discounts	869,674	548,881
TOTAL LONG-TERM LIABILITIES	869,674	548,881
TOTAL LIABILITIES	1,527,281	1,011,944

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred shares, 10,000 shares with par value $0.001authorized; no shares issued and outstanding at December 31, 2016 and December 31, 2015.	—	—
Common shares, 877,500,000 shares with par value $0.001 authorized; 162,932,882 and 108,769,514 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	162,975	108,787
Additional paid in capital	22,158,506	19,616,012
Accumulated deficit	(23,382,218)	(20,081,389)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,060,737)	(356,590)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$466,544	$655,354

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF OPERATIONS

	Year ended December 31, 2016	Year ended December 31, 2015

REVENUE:
Product sales	$1,038,482	$571,824
Product sales - related party	1,800	39,600
Shipping and delivery	18,914	24,079
Total sales	1,059,196	635,503

Cost of goods sold	740,806	443,049
GROSS MARGIN	318,390	192,454

OPERATING EXPENSES:
Research and development	5,320	6,502
Advertising and marketing	276,299	435,390
General and administrative expenses	2,692,774	3,090,569
Total operating expenses	2,974,393	3,532,461

Loss from operations	(2,656,003)	(3,340,007)

OTHER INCOME (EXPENSE):
License fee	7,014	—
Interest expense	(186,793)	(255,372)
Amortization expense - notes discounts	(472,510)	(128,200)
Change in fair market value of derivative liabilities	7,463	(35,037)
Loss on equity modification	—	(41,753)
Total other income (expense)	(644,826)	(460,362)
Loss before income taxes	$(3,300,829)	$(3,800,369)
Provision for income taxes	—	—
Net loss	$(3,300,829)	$(3,800,369)

Basic and diluted loss per common share	$(0.03)	$(0.04)
Basic and diluted weighted average shares outstanding	131,480,362	91,278,322

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Ending balance – December 31, 2014	83,496,531	$83,497	$16,705,636	$(16,281,020)	$508,113
Common shares issued for cash	3,333,334	3,333	346,667	—	350,000
Common shares issued under equity line	8,550,000	8,550	621,300	—	629,850
Common shares issued for services	6,344,022	6,345	591,926	—	598,271
Common shares issued for equity line underwriting fees	2,708,656	2,724	(2,724)	—	—
Common shares issued as compensation	4,238,341	4,238	346,645	—	350,883
Common shares issued for interest payments	98,631	100	6,171	—	6,271
Additional paid-in capital related to option grants	—	—	220,960	—	220,960
Additional paid-in capital related to warrant issuances	—	—	453,046	—	453,046
Additional paid-in capital related to convertible notes beneficial conversion features	—	—	209,743	—	209,743
Additional paid-in capital related to convertible notes redemption	—	—	74,889	—	74,889
Additional paid-in capital related to equity modification	—	—	41,753	—	41,753
Net loss – year ended December 31, 2015	—	—	—	(3,800,369)	(3,800,369)
Ending balance – December 31, 2015	108,769,515	$108,787	$19,616,012	$(20,081,389)	$(356,590)
Common shares issued for cash	32,150,000	32,150	1,053,850	—	1,086,000
Common shares issued under equity line	6,450,000	6,450	316,486	—	322,936
Common shares issued for services	5,482,750	5,484	266,087	—	271,571
Common shares issued for equity line underwriting fees	21,529	43	(43)	—	—
Common shares issued as compensation	7,597,544	7,598	397,779	—	405,377
Common shares issued for convertible notes redemptions	1,975,000	1,975	120,750	—	122,725
Common shares issued for interest payments	486,544	488	24,853	—	25,341
Additional paid-in capital related to warrant issuances	—	—	315,658	—	315,658
Additional paid-in capital related to convertible notes beneficial conversion features	—	—	47,074	—	47,074
Net loss – year ended December 31, 2016	—	—	—	(3,300,829)	(3,300,829)
Ending Balance – December 31, 2016	162,932,882	$162,975	$22,158,506	$(23,382,218)	$(1,060,737)

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016	Year Ended December 31, 2015

OPERATING ACTIVITIES:
Net loss	$(3,300,829)	$(3,800,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	6,020
Depreciation expense	2,444	2,444
Stock issued for compensation	405,377	350,883
Stock issued for services	271,571	598,272
Loss on debt conversions	43,725	—
Option grants expense	—	220,960
Change in fair market value of derivative liabilities	(7,574)	35,037
Amortization of notes payable discounts	565,528	197,905
Loss on equity modification	—	41,753
Change in operating assets and liabilities:
Accounts receivable	(71,138)	220,993
Inventory	171,328	69,180
Prepaid expenses	5,953	10,047
Other current assets	—	652
Accounts payable and accrued liabilities	(76,062)	19,402
Accrued interest	50,631	19,281
Unearned revenue	191,587	(2,009)
NET CASH USED IN OPERATING ACTIVITIES	(1,747,460)	(2,009,549)

INVESTING ACTIVITIES:
Purchase of fixed assets	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES:
Proceeds from short term debt	—	325,000
Proceeds from short term debt - related party	100,000	500,000
Repayment of short term debt - related party	—	(500,000)
Repayments of short term convertible notes payable	(216,700)	—
Proceeds from long term convertible notes payable	375,000	1,213,481
Repayment of long term convertible notes payable	—	(400,000)
Proceeds from issuance of common stock for cash	1,408,936	979,850
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,667,236	2,118,331

NET INCREASE (DECREASE) IN CASH	(80,223)	108,782

CASH, Beginning of Period	148,769	39,987

CASH, End of Period	$68,546	$148,769

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended December 31, 2016	Year Ended December 31, 2015

Cash paid during the year for:
Interest	$1,025	$128,458
Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31, 2016	Year Ended December 31, 2015

Debt discounts due to derivative	$7,416	$241,710
Discounts due to warrants	$315,658	$453,046
Interest paid by stock issuances	$25,341	$6,271
Shares issued as commitment fees - offering costs	$43	$2,724
Debt discounts from beneficial conversion features	$47,074	$209,743
Settlement of derivative liability	$—	$274,108
Debt converted to common stock	$79,000	$—

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents recorded for the years ended December 31, 2016 and December 31, 2015.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Deferred Revenue
Revenue from customer purchase agreements is recorded as unearned revenue and amortized over the term of the agreements. At December 31, 2016 and December 31, 2015, unearned revenues were $193,020 and $1,434 respectively. Unearned revenue is normally comprised of online subscriptions wherein we ship a scheduled amount of product to online retail subscribers each month. During the year ended December 31, 2016, unearned revenue also included a cash payment we received for a non-refundable signing fee of $200,000 from a strategic supplier partnership arrangement (the "FP Agreement").

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the years ended December 31, 2016 and December 31, 2015, the Company wrote off accounts receivable totaling $6,149 and $6,020, respectively, and during the year ended December 31, 2016 collected $12,238 which had been written off as bad debt in a prior period . There were no allowances for doubtful accounts recorded for the years ended December 31, 2016 and December 31, 2015.

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

Customer shipping expenses
In accordance with guidance provided in EITF Abstracts Issue No. 00-10 'Accounting for Shipping and Handling Fees and Costs', the Company records costs for products shipped to customers within general and administrative expenses, rather than within COGS. Prior to the year ended December 31, 2016, these costs were included within COGS and COGS for the year ended December 31, 2015 shown in these financial statements were adjusted to reflect the change in accounting policy during fiscal 2016. During the years ended December 31, 2016 and December 31, 2015, customer shipping expenses totaled $124,760 and $98,020, respectively.

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

No liability for unrecognized tax benefits was recorded as of December 31, 2016 and December 31, 2015.

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

As of December 31, 2016, the Company had outstanding a senior convertible note (the "VDF Note") with a balance of $869,674, net of a discount of $16,786. The Company determined the VDF Note had an embedded derivative valued at $11,649 at December 31, 2016 due to Sr. Note One having a provision which required adjustments to the conversion price to compensate for dilutive stock issuance events unrelated to the VDF Note. As of December 31, 2015, the VDF Note had a balance of $453,298, net of a discount of $15,974 and the embedded derivative liability was valued at $11,807. During the period ended December 31, 2016, $417,188 of principal was added to the VDF Note. This was comprised of $375,000 of patent license fees which were rolled over to the VDF Note and accrued interest for the year ended December 31, 2016 of $42,188.

The net amount of the Change in Fair Value of Derivatives for the period ended December 31, 2016 was a gain of $7,463 which included the net amount of mark-to-market value changes in the embedded derivatives liabilities of the VDF Note of $7,463 for the year ended December 31, 2016.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using the treasury stock method; and convertible preferred stock and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company currently has options, warrants and convertible debt outstanding, and no convertible preferred stock has been issued. Common stock equivalents pertaining to the options, warrants and convertible debt were not included in the computation of diluted net loss per common share in these financial statements because the effect would have been anti-dilutive due to the net losses for the years ended December 31, 2016 and December 31, 2015.

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

Level components:	As of December 31, 2016	As of December 31, 2015
Cash	$68,546	$148,769
Accounts receivable	120,565	33,227
Accounts receivable - related party	1,800	18,000
Inventories	267,830	439,158
Prepaid expenses	-	5,953
Acc/payable and accrued liabilities	140,007	211,429
Accounts payable - related party	-	3,156
Short term convertible notes, net of discounts	209,578	-
Short term debt, net of discounts	-	235,237
Short term debt - related party	103,353	-
Long term convertible note, net of discount	869,674	548,881
Unearned revenue	193,020	1,434
Level 1 total	$1,974,373	$1,645,244
Derivative liability	$11,649	$11,807
Level 2 total	$11,649	$11,807
(nil)	-	-
Level 3 total	$Nil	$Nil

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments which it holds.

Advertising
Costs for advertising are expensed when incurred. Advertising costs totaled $9,945 and $175,432 for the years ended December 31, 2016 and December 31, 2015, respectively. The Company also incurs marketing expenses for product promotion and investor relations which are combined with advertising to form the advertising and marketing line item in our statement of operations. Excluding advertising, these other promotional costs totaled $266,354 and $259,958 for the years ended December 31, 2016 and December 31, 2015, respectively.

Fixed Assets
Fixed assets are recorded at cost. Depreciation is calculated on a straight line method over the estimated useful lives of the various assets as follows:

ASSET	Depreciation Term

Furniture and equipment	5 - 7 years
Warehouse fixtures	10 years

During the years ended December 31, 2016 and December 31, 2015: (a) depreciation for furniture and equipment of $2,096 and $2,096 was respectively recorded; and (b) depreciation for warehouse fixtures of $348 and $348 was respectively recorded. Accumulated depreciation for all fixed assets totaled $6,871 at December 31, 2016. Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

Recent Accounting Pronouncements
In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ('ASU') No. 2016-15 ' Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments because stakeholders had indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. Among the eight issues, there were two which appeared germane to the Company: (i) Debt Prepayment or Debt Extinguishment Costs, which provided guidance that Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; and (ii) Separately Identifiable Cash Flows and Application of the Predominance Principle, which provided guidance that the classification of cash receipts and payments that have aspects of more than one class of cash flows should be determined first by applying specific guidance in generally accepted accounting principles (GAAP). In the absence of specific guidance, an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. An entity should then classify each separately identifiable source or use within the cash receipts and payments on the basis of their nature in financing, investing, or operating activities. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. This ASU conforms with the Company's current protocols and the Company expects to adopt this ASU once it becomes effective. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

In April 2016, FASB issued ASU No. 2016-10 'Revenue from Contracts with Customers (Topic 606). This follows the May 28, 2014, FASB and the International Accounting Standards Board (IASB) issuance of a converged standard on recognition of revenue from contracts with customers. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company will evaluate this standard and may implement adoption of once the standard becomes effective. The Company does not expect the adoption of the standard to have a significant impact on our financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses totaling $23,189,232 as of December 31, 2016 and has a incurred a net loss for the current year of $3,107,843. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. As needed, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. To address these issues, during the year ended December 31, 2016 the Company received a loan of $100,000 from a director and raised $1,086,000 through several private placement equity offerings and $322,936 through share sales under its 2015 Purchase Agreement Equity Line. On August 11, 2016 the last shares which had been registered under the 2015 Equity Line were sold and subsequently there has not been, nor are there plans for, a new registration statement Form S-1 filing which would allow for further share sales under the 2015 Purchase Agreement. We anticipate we will continue to raise funds through private placement equity sales in the near future.

NOTE 4 – Inventory

Inventory includes raw materials and finished goods. Finished goods contain direct materials and other manufacturing costs charged directly by third party manufacturing vendors. Inventory consists of:
	December 31, 2016	December 31, 2015

Raw materials	$105,035	$100,702
Finished goods	162,795	338,456
Inventory allowance	—	—
Total	$267,830	$439,158

During the years ended December 31, 2016 and December 31, 2015, the Company respectively wrote down inventory by $24,769 and $26,760 to account for expired inventory which had been writen-off and disposed of, and for minor manufacturing process shrinkages. There were no reserved inventory balances as of December 31, 2016 and December 31, 2015 and the Company respectively recognized $nil and $nil recovery in inventory allowance for the years ended December 31, 2016 and December 31, 2015. At December 31, 2016 all inventory was valued at full cost.

NOTE 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses at December 31, 2016 were $nil and at December 31, 2015 comprised a prepayment of $5,953 for a manufacturing run.

NOTE 6 – Fixed Assets

Fixed assets at December 31, 2016 and December 31, 2015 respectively comprised: (a) furniture and equipment totaling $5,543 and $7,639, net of accumulated depreciation of $5,659 and $3,563; and (b) warehouse fixtures totaling $2,260 and $2,608, net of accumulated depreciation of $1,212 and $864.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – Amortization of License Fee

During the year ended December 31, 2016, unearned revenue also included a cash payment we received for a non-refundable signing fee of $200,000 from a strategic supplier partnership arrangement (the "FP Agreement"). The FP Agreement was executed on October 28, 2016 and because this was included in a license fee agreement, to conform with generally accepted accounting principles it is recorded as unearned revenue which is to be amortized over the five year life of the agreement.

Revenue amortizations under the FP License agreement have been, and will be, recorded as income based on the following schedule:

Total for the Year Ended	Amount
2016	$7,014
2017	$40,000
2018	$40,000
2019	$40,000
2020	$40,000
2021	$32,877
TOTAL	$200,000

NOTE 8 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes

September 2015 Notes:
On September 30, 2015, subject to securities purchase agreements we issued two subordinated promissory notes ("September 2015 Note One" and "September 2015 Note Two", collectively, the "September 2015 Notes") to two lenders (the "September 2015 Lenders"). The September 2015 Notes provided for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the September 2015 Notes. The September 2015 Notes were not secured and are subordinated to senior notes issued by the Company. September 2015 Note One had a face value of $100,000 and September 2015 Note Two had a face value of $150,000. The interest rate on each note was 8% per annum and this amount fully accrued upon issuance and added $8,000 to September 2015 Note One and $12,000 to September 2015 Note Two to bring the total balances due on each note to $108,000 and $162,000, respectively. The September 2015 Notes each included a 10% original issuance discount ("OID") which resulted in total net proceeds to the Company of $225,000. As an inducement for the loans, On September 30,2015 the September 2015 Lenders received five‑year warrants, with cashless exercise rights, to purchase restricted shares of our common stock at an exercise price of $0.08 per share. September 2015 Note One Lender received 1,250,000 warrants which was valued using a Black-Scholes model at $67,115; and September 2015 Note Two Lender received 1,875,000 warrants which were valued using a Black-Scholes model at non-cash cost of $100,673.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes (continued)

At December 31, 2016, the balance on September 2015 Note One was $nil. During the year ended December 31, 2016, the Company timely met a series of scheduled cash payments on September 2015 Note One totaling $49,000 and on August 30, 2016 redeemed the balance of $59,000 due through issuance of 1,475,000 shares valued at $95,875 based on a market close price of $0.065 per share on date of issuance. The $36,875 difference between the cash redemption balance and the value of the shares redemption was treated as a conversion loss and recorded as an additional non-cash interest expense. At time of redemption on August 30, 2016 the remaining $50,245 of the warrant discount on September 2015 Note One was recorded as an amortization expense and the remaining $7,486 OID was recorded as interest expense. The September 2015 Note One is now fully repaid and there are no further payments due.

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

At December 31, 2016, the balance on September 2015 Note Two was $40,411. This included the remaining face value and accrued interest totaling $65,000, net of an unamortized warrant and beneficial conversion feature ("BCF") discounts of $16,527 and an unamortized OID discount of $8,062. During the year ended December 31, 2016, the Company timely met a series of scheduled cash payments on September 2015 Note One totaling $88,500 and, prior to scheduled redemption date, on September 23, 2016 the original lender extended the maturity date of the note to November 14, 2016 in exchange for the right to convert the balance of $73,500 into common shares of the Company at a price of $0.04 per share. On September 23, 2016 the Company's closing share price was $0.0605 and this created a BCF which was valued at $37,669. On November 7, 2016, prior to scheduled redemption date, the $73,500 balance due on September 2015 Note Two was purchased by the September 2015 Note One Lender (hereinafter referred to as "September 2015 Note Two Purchaser") from the original lender. Also on November 7, 2016, in return for the addition of $11,500 to the OID for September 2015 Note Two, September 2015 Note Two Purchaser extended the maturity of September 2015 Note Two to August 7, 2017 based on the Company meeting a payment schedule of $40,000 on May 7, 2017 and $45,000 on August 7, 2017. The addition of the $11,500 addition to the OID increased the principal due on September 2015 Note Two to $85,000. On November 23, 2016, $20,000 of September 2015 Note Two was converted by September 2015 Note Two Purchaser into 500,000 shares of the Company which reduced the principal due on the note to $65,000. Because the market price of the shares was higher than the conversion price on conversion date, the transaction resulted in a conversion loss of $6,850 which was the difference between the cash redemption balance and the value of the shares issued for redemption and was recorded as an additional non-cash interest expense. During the year ended December 31, 2016, a total of $96,509 of the warrant and BCF discounts were recorded as an amortization expense and $14,668 amortization of the OID was recorded as interest expense.

December 2015 Note:
On December 3, 2015, subject to a securities purchase agreement we issued a subordinated promissory note (the "December 2015 Note") to one lender (the "December 2015 Lender") in the aggregate amount of $110,000 (the "Original Principal"). The December 2015 Note bears interest at 8% per annum and this amount fully accrued upon execution of the loan and added $8,800 to the balance due at issuance date. The principal and interest was due and payable in full on December 3, 2016 ("Maturity Date") and had a re-payment schedule which requires payments of $39,600 respectively on sixth, ninth and twelfth month anniversary dates of issuance. The December 2015 Notes included an aggregate $10,000 original issuance discount ("OID") which resulted in net proceeds of $100,000. The December 2015 Note provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the December 2015 Note. The Note is not secured and is subordinated to senior notes issued by the Company and ranks equally with other debt issued by the Company. As an inducement for the loan, the Company issued the December 2015 Lender 500,000 restricted common shares valued at a non-cash cost of $30,050.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes (continued)

At December 31, 2015, the balance on the December 2015 Note including accrued interest was $109,565, net of an unamortized OID of $9,235. During the year ended December 31, 2015, $764 amortization of the OID was recorded as interest expense.

At December 31, 2016, the balance on the December 2015 Note was $32,081. This included the remaining face value and accrued interest totaling $39,600, net of an unamortized BCF discount of $6,340 and an unamortized OID discount of $1,179. During the year ended December 31, 2016, the Company timely met two scheduled cash payments totaling $79,200 and, prior to scheduled redemption date, on December 2, 2016 the lender extended the maturity date of the note to March 7, 2016 in exchange for 300,000 shares of the Company and the right to convert the balance of $39,600 into common shares of the Company at a price of $0.04 per share. On December 2, 2016, the Company's closing share price was $0.05 which created a BCF valued at $9,405 and a non-cash cost for the shares issuance of $15,000. During the year ended December 31, 2016, a total of $3,065 of the BCF discount was recorded as an amortization expense and $8,056 amortization of the OID was recorded as interest expense.

LPC Note One:
On August 18, 2015, we issued a Senior Convertible Note ("LPC Note One") to a third party ("LPC") in the amount of $250,000. LPC Note One was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016 and LPC Note One is now classified as short term convertible debt. Interest may be paid via issuance of the Company's common stock if the Company meets certain conditions that would allow the issuance of the Company's common stock without any trading restrictions. LPC Note One has a $25,000 original issuance discount ("OID") which resulted in net proceeds of $225,000. The Company has the right to prepay LPC Note One, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note One provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note One. LPC Note One is not secured and is subordinated to the VDF Note, ranks equally with LPC Note Two, and ranks above other debt issued by the Company. The principal amount of LPC Note One and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.07 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note One. At no time may LPC Note One be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. As an inducement for the loan, on August 18, 2015 the Company granted LPC 3,750,000 six year warrants, which includes a cashless exercise provision, to purchase 3,750,000 restricted shares of our common stock at an exercise price of $0.10 per share which was valued using a Black-Scholes model at a non-cash cost of $277,014. At August 18, 2015, LPC Note One also included a BCF of $107,143 because the exercise price of LPC Note One was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note One was capped at $117,857, resulting in a total discount of $225,000. On December 16, 2016, prior to the scheduled redemption dates, LPC extended the maturities of each of its two notes from December 31, 2016 to December 31, 2017 in return for issuance by the Company of 7,000,000 six year warrants, with cashless exercise rights, to purchase 7,000,000 restricted shares of our common stock at an exercise price of $0.05 per share. The warrants were valued using a Black-Scholes model at a non-cash cost of $315,658, of which $143,481 was ascribed as an increase to the discount of LPC Note One and $172,177 was ascribed as an increase to the discount of LPC Note Two.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes (continued)

At December 31, 2015, the recorded balance on LPC Note One was $67,365. This included the remaining face value of $250,000, net of unamortized warrant and BCF discounts totaling $164,372 and an unamortized OID discount of $18,263. During the year ended December 31, 2015, $60,628 of the discount was recorded as an amortization expense, $6,737 of the OID was recorded as interest expense, and accrued interest of $4,688 was paid through issuance of 90,286 restricted common shares.

At December 31, 2016, the recorded balance on LPC Note One was $68,086, This included the remaining face value of 250,000, net of an unamortized warrant and BCF discounts totaling $177,505 and an unamortized OID discount of $4,409.  During the year ended December 31, 2016, $130,348 of the BCF and warrant discounts were recorded as an amortization expense, $13,854 of the OID was recorded as interest expense, and accrued interest of $12,708 was paid via issuances of 181,544 restricted common shares.

LPC Note Two:
On November 23, 2015, we issued a Senior Convertible Note ("LPC Note Two") to LPC in the amount of $300,000. LPC Note Two was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016. LPC Note Two is now classified as short term convertible term debt. Interest may be paid via issuance of the Company's common stock if the Company meets certain conditions that would allow the issuance of the Company's common stock without any trading restrictions. LPC Note Two has a $30,000 OID which resulted in net proceeds of $270,000. The Company has the right to prepay LPC Note Two, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note Two provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note Two. LPC Note Two is not secured and is subordinated to the VDF Note, ranks equally with LPC Note One, and ranks above other debt issued by the Company. The principal amount of LPC Note Two and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.05 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note Two. At no time may LPC Note Two be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. On November 23, 2015, as an inducement for the loan the Company granted LPC 5,000,000 six year warrants, which includes a cashless exercise provision, to purchase 5,000,000 shares of our restricted common stock at an exercise price of $0.07 per share which was valued using a Black-Scholes model at a cost of $253,098. At November 23, 2015, LPC Note Two also included a BCF of $102,600 because the exercise price of LPC Note Two was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note Two was capped at $167,400, resulting in a total discount of $270,000. On December 16, 2016, prior to the scheduled redemption dates, LPC extended the maturities of each of its two notes from December 31, 2016 to December 31, 2017 in return for issuance by the Company of 7,000,000 six year warrants, with cashless exercise rights, to purchase 7,000,000 restricted shares of our common stock at an exercise price of $0.05 per share. The warrants were valued using a Black-Scholes model at a non-cash cost of $315,658, of which $143,481 was ascribed as an increase to the discount of LPC Note One and $172,177 was ascribed as an increase to the discount of LPC Note Two.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes (continued)

At December 31, 2015, the recorded balance on LPC Note Two was $28,218. This included the remaining face value of $300,000, net of an unamortized warrant and BCF discounts totaling $244,604 and an unamortized OID of $27,178. During the year ended December 31, 2015, $25,396 of the BCF and warrant discounts were recorded as an amortization expense, $2,822 of the OID was recorded as interest expense, and accrued interest of $7,561 was paid via issuance of 151,680 restricted common shares.

At December 31, 2016, the recorded balance on LPC Note Two was $69,000. This included the remaining face value of $300,000, net of an unamortized discount of $224,438 and an unamortized OID of $6,562.
During the year ended December 31, 2016, $130,348 of the BCF and warrant discounts were recorded as an amortization expense, $13,854 of the OID was recorded as interest expense, and accrued interest of $15,250 was paid via issuances of 305,000 restricted common shares

Short Term Debt - Related Party:

Interim Note:
On June 5, 2015, the Company issued a $500,000 note (the "Interim Note") to a corporation affiliated with a director of the Company. This Note was classified as related party debt and had a maturity date of December 5, 2015. The Interim Note required two payments of $250,000 on the three and six month anniversaries of issuance, allowed for re-payment at any time without penalty, and accrued interest at 12% per annum. 1,700,000 restricted common shares of the Company were issued to the lender as an inducement fee at a non-cash cost. As security for the Interim Note, the Company's Chief Executive Officer pledged 3,333,333 shares of the Company (the "Pledge"), which he owned, as security for the Interim Note (the "Pledge Shares"). If the Company had defaulted on the Interim Note, the portion of the Pledge Shares equivalent to the amount due would have been released to re-pay the loan. The Company made early re-payments of $50,000 on June 23, 2015 and $211,556 on August 19, 2015 as full settlement of the first installment of Interim Note, including $11,556 of accrued interest then due; and on November 24, 2015 made early repayment of the second installment totaling $253,534, including $3,534 of accrued interest then due; and on that date the Pledge was dissolved. At December 31, 2015, the balance due on the Interim Note was $nil and the Interim Note was fully repaid.

RP Note:
On July 31, 2016, the Company issued a $100,000 note (the "RP Note") to a director of the Company for a loan. The RP Note has a maturity date of January 27, 2017 and is classified as short term related party debt. The RP Note bears interest at 8% per annum due at maturity and may be prepaid in whole, or in part, at any time before each maturity date without prepayment penalty. 340,000 restricted common shares of the Company were issued to the lender as a fee valued at a non-cash cost of $15,504. At December 31, 2016, the balance due on the RP Note was $103,353 including $3,353 of accrued interest for the year ended December 31, 2016.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – Convertible Long Term Notes Payable

Subordinate Debenture:
On June 5, 2015, the Company repaid and extinguished an Unsecured Subordinate Debenture which it issued on January 20, 2015 to a third party lender. This note had a face value of $440,000, included $40,000 OID, and provided proceeds of $400,000. The note initially had a recorded balance of $207,074, net of a discount of $232,926 created by an embedded derivative liability which resulted from the note having a conversion price adjustment provision. At redemption on June 5, 2015, the lender was paid a prepayment premium of $68,929, calculated as 15% of face value principal of $400,000, plus accrued interest and OID of $59,529, for a total redemption payment of $528,458. Because there was a derivative liability recorded for this note, the derivative component of the note was marked-to-market at time of redemption and the resulting net loss of $41,182 was recorded at redemption as an amortization expense. $5,788 OID was amortized to interest expense over the life of the note and the repayment of the remaining $34,212 OID was recorded as an interest expense at time of redemption. Repayment of the Unsecured Subordinate Debenture effected a termination of the Convertible Debt Purchase Agreement. This variable rate convertible debenture is now repaid in full and extinguished.

VDF Note:
On January 28, 2014, we entered into a patent settlement with VDF FutureCeuticals, Inc. ("VDF") at which time a senior convertible note (the "VDF Note") was issued to VDF, whereby we promised to pay VDF a principal amount equal to the sum of aggregate accrued and unpaid patent license fee payments plus accrued interest. The maturity of the VDF Note is December 31, 2018 unless accelerated pursuant to an event of default or the License Agreement is terminated and all accrued and unpaid obligations under the VDF Note have been paid. Due to its term the VDF Note is classified as long term debt. Interest on the note is 7% per annum, subject to an adjustment to 12% for events of default and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. At any time VDF has the option to convert any principal outstanding on the VDF Note into shares of our common stock at a Conversion Price determined by the terms of the VDF Note, which is subject to adjustment based on our issuance of stock and other securities. During the year ended December 31, 2016, the Conversion Price of the Senior Convertible Note was adjusted from $0.3823 per share to $0.2157 per share per the terms of the Senior Convertible Note. The VDF Note provides that we may, at our option, roll-over to the VDF Note quarterly License fee payments and accrued interest and is secured through the Pledge and Security Agreement ("PSA") and is senior to any other debt issued by the Company unless prior written consent of VDF is obtained to amend the ranking.

On January 4, 2017, VDF and the Company executed an addendum to the VDF Note and the PSA in which VDF agreed it will: (i) remove its lien on the Company's inventory and accounts receivable in the event that the Company executes any line of credit, inventory purchase order financing, or accounts receivable factoring agreements with third party lender(s); and (ii) promptly execute any inter-creditor agreement(s) provided to VDF by such third party lender(s) which affirm VDF's permission for the creation of liens by the third party lender(s) which rank in priority above VDF's existing lien. A copy of this agreement is attached to this Report as Exhibit 10.54.

At December 31, 2015, the VDF Note had an outstanding balance $453,298. This included the principal due of $469,272, net of a discount of $15,974 resulting from the embedded derivative. During the year ended December 31, 2015, we rolled-over License fee payments totaling $300,000 plus accrued interest for the year $18,481 for a total addition to the VDF Note of $318,481.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – Convertible Long Term Notes Payable (continued)

At December 31, 2016, the VDF Note had an outstanding balance $869,674. This included the principal due of $886,460, net of a discount of $16,786 resulting from the embedded derivative. During the year ended December 31, 2016, we rolled-over License fee payments totaling $375,000 and recorded accrued interest of $42,188 for a total addition to the VDF Note of $417,188.

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

Also as shown in the table below, prior to conversion into shares, in 2015 the Company repaid in cash a variable rate convertible note which had been issued in 2015. The Company no longer has any variable rate convertible debt outstanding and at December 31, 2016 the anti-dilution clause of the VDF Senior Convertible Note was the only liability of the Company which created a derivative liability.

The following table summarizes the derivative activity for the year ended December 31, 2015 and during the year ended December 31, 2016:

Description	Total
Fair Value of derivative liabilities at December 31, 2014	$9,168
Increase due to issuance of convertible debentures	241,710
Reduction due to redemption of convertible debentures	(274,108)
Change in Fair Value	35,037
Fair Value of derivative liabilities at December 31, 2015	$11,807
Increase due to issuance of convertible debenture - VDF license fee rollover	1,997
Change in Fair Value	(570)
Fair Value of derivative liabilities at March 31, 2016	$13,234
Increase due to issuance of convertible debenture - VDF license fee rollover	2,353
Change in Fair Value	(1,061)
Fair Value of derivative liabilities at June 30, 2016	$14,526
Increase due to issuance of convertible debenture - VDF license fee rollover	1,705
Change in Fair Value	(4,408)
Fair Value of derivative liabilities at September 30, 2016	$11,823
Increase due to issuance of convertible debenture - VDF license fee rollover	1,361
Change in Fair Value	(1,535)
Fair Value of derivative liabilities at December 31, 2016	$11,649

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – Derivatives (continued)

For the year ended December 31, 2016, the change in the fair market value of the derivative liability of $(7,463) was recorded as Other Income. For the year ended December 31, 2015 the change in the fair market value of the derivative liability of $35,037 was recorded as Other Expense.

The lattice methodology was used to value the derivative liabilities related to the convertible notes, with the following assumptions.

Assumptions:	December 31, 2016	December 31, 2015

Dividend yield	0.00%	0.00%
Risk-free rate for term	0.85%	1.31%
Volatility	78%	133%
Maturity dates	2 years	3 years
Stock Price	$0.0499	$0.055

NOTE 11 – Related Party Transactions

During the years ended December 31, 2016 and December 31, 2015, related party transactions included:

Chief Executive Officer, Director, Board Chair
For the year ended December 31, 2016: (i) compensation of $105,624; (ii) office rent of $15,600; (iii) issuance of 150,366 restricted common shares at a closing market price of $0.051 per share on date of issue, for deemed compensation of $7,669; (iv) issuance of 333,781 restricted common shares at a closing market price of $0.049 on date of issue for deemed compensation of $16,355; (v) issuance of 164,841 restricted common shares at a closing market price of $0.052483 per share on date of issue for deemed compensation of $8,651; (vi) issuance of 435,180 restricted common shares at a closing market price of $0.05802 per share on date of issue for deemed compensation of $25,249; (vii) issuance of 193,848 restricted common shares at a closing market price of $0.0561 per share on date of issue for deemed compensation of $10,875. For the year ended December 31, 2015: (i) cash compensation of $130,000; (ii) Black-Scholes expense amortization of $220,960 related to 2,500,000 options granted on December 19, 2014 of which 750,000 vested on June 30, 2015 and 750,000 vested on December 31, 2015; and (iii) the loan of two vehicles by the CEO to the Company for the sole use by two sales staff in return for the Company providing $37,421 toward lease and loan payments on the vehicles.

President and Chief Operating Officer, Director
For the year ended December 31, 2016: (i) compensation of $223,439; (ii) issuance of 318,081 restricted common shares at a closing market price of $0.051 per share on date of issue for deemed compensation of $16,222; (iii) issuance of 254,441 restricted common shares at a closing market price of $0.049 per share on date of issue for deemed compensation of $12,468; (iv) issuance of 348,702 restricted common shares at a closing market price of $0.052483 per share on date of issue for deemed compensation of $18,301; (v) issuance of 1,333,333 restricted common shares at a closing market price of $0.049 per share on date of issue for deemed compensation of $65,333; (vi) issuance of 906,634 restricted common shares at a closing market price of $0.05802 per share on date of issue for deemed compensation of $52,603; and (vii) issuance of 1,382,532 restricted common shares at a closing market price of $0.0561 per share on date of issue for deemed compensation of $77,560. For the period ended December 31, 2015: (i) cash compensation, including COBRA

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Related Party Transactions (continued)

benefits, of $116,526 for the period from August 10 (employment start date) to December 31, 2015; (ii) issuance on August 10, 2015 of a signing bonus of 1,333,333 restricted common shares at $0.107 per share for aggregate deemed compensation of $142,667; (iii) issuance on October 2, 2015 of 502,283 restricted common shares at $0.078 per share for aggregate deemed compensation of $39,178; and (iv) issuance on December 31, 2015 of 1,262,047 restricted common shares at $0.05448 per share for aggregate deemed compensation of $68,750. At December 31, 2015, the Company had an account payable of $3,156 due to the President & COO for expenses related to the year ended December 3,1 2015.

Chief Financial Officer, Secretary and Treasurer
For the year ended December 31, 2016: (i) compensation of $117,188 (ii) office rent of $9,000; (iii) issuance of 462,663 restricted common shares at a closing market price of $0.051 per share on date of issue for deemed compensation of $23,596; (iv) issuance of 507,202 restricted common shares at a closing market price of $0.052483 per share on date of issue for deemed compensation of $26,619; and (v) issuance of 426,040 restricted common shares at a closing market price of $0.0561 per share on date of issue for deemed compensation of $23,901. For the year ended December 31, 2015: (i) cash compensation of $125,000; (ii) issuance on April 30, 2015 of 131,579 restricted common shares at a price of $0.19 per share for aggregate deemed compensation of $25,000; (iii) issuance on July 9, 2015 of 320,513 restricted common shares at $0.1102 per share for aggregate deemed compensation of $25,000; (iv) issuance on October 2, 2015 of 320,513 restricted common shares at $0.078 per share for aggregate deemed compensation of $25,000; and (v) issuance on December 31, 2015 of 458,926 restricted common shares at $0.05448 per share for aggregate deemed compensation of $25,000. Share payments and options grants were executed by issuances to Mr. Dawe's holding company GBG Management Services Inc.

Non-executive Director One
For the year ended December 31, 2016: nil transactions. For the year ended December 31, 2015: cash compensation or $4,000 for consulting services.

Non-executive Director Two:
For the year ended December 31, 2016: (i) purchase by a holding company wholly owned by Independent Director One of 1,875,000 units priced at $0.04 per unit for aggregate proceeds of $75,000 with each unit including one restricted common share and one five year warrant exercisable at $0.055 per share in Unit Offer One; (ii) purchase by Independent Director One of 500,000 units priced at $0.04 per unit for aggregate proceeds of $20,000 with each unit including one restricted common share and one five year warrant exercisable at $0.055 per share in Unit Offer Two; (iii) provision of a loan of $100,000 to the Company in return for an inducement fee of 340,000 restricted common shares priced at a closing market of $0.0456 per share on date of issue for a deemed cost of $15,504; and (iv) accrual of $3,353 interest on the loan at December 31, 2016. For the year ended December 31, 2015: payment of $19,447 as interest and issuance of 1,700,000 restricted common shares at $0.1402/share as an inducement fee of $238,340 for a short term loan of $500,000 to the Company. For the year ended December 31, 2014: (i) issuance of 83,167 shares for past services compensation as director at $0.627 per share, totaling $51,146; (ii) cancelation of January 7, 2014 option grant totaling 750,000 options; and (iii) Black-Scholes expense recording of $114,236 for 750,000 options granted on December 19, 2014 which vested immediately.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Related Party Transactions (continued)

Non-executive Director Three:
For the year ended December 31, 2016: (i) receipt by the Company of payment by Independent Director Two to the Company of $18,000 for a related party accounts receivable which was outstanding at December 31, 2015; and (ii) an arm's length purchase by a company owned by Independent Director Two for $1,800 of raw material products, such order which was recorded as a related party accounts receivable at December 3, 2016. For the year ended December 31, 2015: $39,600 of revenue was derived from arm's length product sales to a company owned by Independent Director Two and at December 31, 2015 the Company had an account receivable due of $18,000 related to these sales.

Non-executive Director Four:
For the year ended December 31, 2016: issuance on October 4, 2016 of 150,000 restricted common shares valued at a cost of $8,850 which were issued as an inducement fee for joining the Company's Board. For the year ended December 31, 2015: n/a.

Non-executive Director Five:
For the year ended December 31, 2016: as part of a group which executed license fee and securities purchase agreements with the Company on December 6, 2016, on December 23, 2016 Director Five purchased 2,500,000 restricted common shares at $0.024 per share for proceeds of $60,000. The appointment of Director Five to the Board fulfilled a clause of the same purchase agreement. For the year ended December 31, 2015: n/a.

At December 31, 2016 and December 31, 2015, the Company had related party accounts payable of $nil and $nil, respectively; and shareholder loans of $nil and $nil, respectively.

NOTE 12 – Equity

Overview:

Our authorized capital stock consists of 877,500,000 shares of common stock, with a par value of $0.001 per share; and 10,000 shares of preferred stock at a par value of $0.001. The holders of common stock have dividend rights, liquidation rights and voting rights of one vote for each share of common stock. There are no preferred shares issued and outstanding and the terms of any future preferred shares issuances will be as determined by the Board of Directors. As of December 31, 2016, there were 162,932,882 shares of our common stock issued and outstanding.

2016 Share Transactions

On August 11, 2016 we discontinued the 2015 Equity Line after the last shares which had been registered under the related Form S-1 were sold. Subsequently there has not been filing of, and there are no plans to file, a new registration statement to effect further sales and the 2015 Equity Line is now effectively defunct. During the year ended December 31, 2016, the Company issued 6,450,000 Sale Shares and 21,529 per sale Commitment Shares under the 2015 Equity Line for aggregate proceeds of $322,936.

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

NOTE 12 – Equity (continued)

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

In February 2016, we executed a private placement unit offering which raised $171,000 through the sale of 4,275,000 units. Unit offer #1 terminated on March 29, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $227,160 and the embedded value of the warrants based on a Black-Scholes option pricing model was $182,910. These shares were issued to four US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – Equity (continued)

On March 31, 2016 we issued 150,366 restricted common shares at $0.051 per share at market close price on date of grant to our CEO for deemed compensation totaling $7,669. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 318,081 restricted common shares at $0.051 per share at market close price on date of grant to our President & COO for deemed compensation totaling $16,222. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 462,663 restricted common shares at $0.051 per share at market close price on date of grant to a company wholly owned by our CFO for deemed compensation totaling $23,596. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 31, 2016 we issued 600 restricted common shares at $0.054 per share at market close price on date of grant to an employee for deemed compensation of $30. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

From April to May 2016, we executed a private placement unit offering which raised $394,000 through the sale of 9,850,000 units. Unit Offer #2 terminated on May 31, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $532,443 and the embedded value of these warrants based on a Black-Scholes option pricing model was $426,730. These shares were issued to nine US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

NOTE 12 – Equity (continued)

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

For the period ended June 30, 2016 we issued 164,841 restricted common shares at $0.052483 per share at market close price on date of grant to our CEO for deemed compensation totaling $8,651. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

For the period ended June 30, 2016 we issued 348,702 restricted common shares at $0.052483 per share at market close price on date of grant to our President & COO for deemed compensation totaling $18,301. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – Equity (continued)

For the period ended June 30, 2016 we issued 507,202 restricted common shares at $0.052483 per share at market close price on date of grant to a company wholly owned by our CFO for deemed compensation totaling $26,619. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

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

From July to September 2016, we executed a private placement offering which raised $101,000 through the sale of 2,525,000 units. Unit Offer #3 terminated on September 30, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $168,525 and the embedded value of the warrants based on a Black-Scholes option pricing model was $132,571. These shares were issued to eight persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – Equity (continued)

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

NOTE 12 – Equity (continued)

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

On September 23, 2016, a note holder provided an extension of the maturity of the note held in return for the note being amended to provide for conversion into shares at $0.04 per share. This amendment created a beneficial conversion feature which was valued at a cost of $37,669, such amount which was recorded as an increase to Additional Paid in Capital.

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

NOTE 12 – Equity (continued)

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

On September 30, 2016, we issued 426,040 restricted common shares at $0.0561 per share at market close price on date of grant to a company wholly owned by our CFO for deemed compensation totaling $23,901. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

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

On October 4, 2016, we issued 150,000 restricted common shares at $0.059 per share at market close price on date of grant to a newly appointed director as an inducement for joining our Board for a deemed cost of $8,850. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 28, 2016, we issued 1,000,000 restricted common shares at $0.0525 per share at market close price on date of grant for consultant services rendered for a deemed cost of $52,500. These shares were issued to three US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On November 23, 2016, we issued 500,000 common shares at $0.04 per share for conversion by September 2015 Note Two Purchaser of $20,000 of debt. These shares were issued to one US person with reliance on the exemptions from registration requirements provided in the Securities Act of 1933, as amended, Section 4(1) and Rule 144. Because these shares were issued at below the closing market price of $0.0537 on date of issue, the conversion resulted in a loss of $6,850 which was recorded as additional interest expense.

On November 30, 2016, we issued 1,000,000 restricted common shares at $0.0529 per share at market close price on date of grant for consultant services rendered for a deemed cost of $52,900. These shares were issued to three US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 2, 2016, we issued 300,000 common shares at $0.0495 per share at market close price on date of grant to a debt holder as part of the compensation for a maturity extension on the note held for a deemed cost of $14,850. These shares were issued to one US person with reliance on the exemptions from registration requirements provided in Rule 144(d)(3)(ii). At this time the underlining note was also amended to provide for conversion of the note to shares at $0.04 per share and this created a beneficial conversion feature which was valued at a cost of $9,405, such amount which was recorded as an increase to Additional Paid in Capital.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – Equity (continued)

On December 6, 2016, LPC provided an extension of the maturity of two notes held in return for the grant of 7,000,000 six year warrants exercisable at $0.05 per share. The warrants were valued using a Black-Scholes model at a non-cash cost of $315,658, such amount which was recorded as an increase to Additional Paid in Capital.

For the three months ended December 31, 2016, we issued to LPC: (a) 45,629 restricted shares at $0.0451 per share for a deemed cost of $2,058 for interest accrued on LPC Note One for the period from October 1, 2016 to December 31, 2016 ; and (b) 76,660 restricted shares at $0.0451 per share for a deemed cost of $3,457 for interest accrued on LPC Note Two for the period from October 1, 2016 to December 31, 2016. These shares were issued at market close price on date of grant to one US company, which is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

PCF Holdings Investment:
On December 6, 2016, the Company entered into a securities purchase agreement (the "Securities Agreement") with PCF Holdings Group, LLC. ("PCF") under which PCF committed to invest, or cause to be invested, $940,000 in three tranches of (i) $300,000, (ii) $500,000 and (iii) $140,000, respectively for the purchase of Stock Units. Under the Securities Agreement, PCF (or its designee) will purchase from the Company up to 28.5 million stock units (each a "Stock Unit" and in the plural, the "Stock Units"), to be paid in three tranches. The series of warrants for each tranche each have the same three exercise prices, include cashless exercise rights, and have the same three expiry terms. The first tranche was priced at $0.024 per Stock Unit and the second and third tranches are priced at $0.04 per Stock Unit. Each Stock Unit consists of one share of restricted common stock of the Company (each a "Share") and three separate warrant classes (each a "Warrant" and the shares underlying the Warrants being the "Warrant Shares" or, in the singular a "Warrant Share") respectively have (i) an exercise price of $0.055 per share for a term of five years, (ii) an exercise price of $0.20 per shares for a term of three years and (iii) an exercise price of $0.25 per share for a term of 18 months. The fair market value of the shares based on closing market price on date of sale was $625,000 and the embedded value of the warrants based on a Black-Scholes option pricing model was $1,410,059. These shares were issued to three accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended. For the second and third tranches, each Stock Unit shall be priced at $0.04 per Stock Unit and shall consist of one Share and three separate warrant classes (each a "Warrant" and the shares underlying the Warrants being the "Warrant Shares", or in the singular a "Warrant Share") that shall respectively have (i) an exercise price of $0.055 per share for a term of five years, (ii) an exercise price of $0.20 per share for a term of three years and (iii) an exercise price of $0.25 per share for a term of 18 months. At the initial Tranche Closing, PCF purchased 12,500,000 Stock Units for a purchase price of $300,000 in cash (the "Initial Tranche"). Subject to the continued accuracy and validity of the representations and warranties of the Company to PCF, the satisfaction by the Company of all its covenants set forth in the Securities Agreement and other considerations, then not later than 120 days from the Initial Tranche Closing (the "Second Tranche Closing"), Purchaser shall

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – Equity (continued)

purchase 12,500,000 Stock Units (the "Second Tranche) for a purchase price of $500,000; and then not later than 120 days from the Second Tranche Closing (the "Third Tranche Closing"), Purchaser shall purchase 3,500,000 Stock Units (the "Third Tranche) for a purchase price of $140,000. The Securities Agreement includes a Beneficial Ownership Limitation and at no time may PCF exercise warrants or purchase shares if such exercises or purchases would result in PFC and its affiliates owning an aggregate of shares of our common stock in excess of 17.5% of the then outstanding shares of our common stock. PCF and its affiliates may sell or transfer Units, Shares or Warrants that exceed, or might cause PCF to exceed, the Beneficial Ownership Limitation in order for PCF to comply with the Beneficial Ownership Limitation. PCF may at any time request one registration under the Securities Act of 1933, as amended, of all or part of its Shares (including any Warrant Shares issuable upon exercise of any Warrants) (a "Demand Registration"), however the Company will not be obligated to effect any Demand Registration within nine months from the Initial Tranche Closing, or when Purchaser has the ability to freely sell the securities proposed to be registered under Rule 144, without being subject to any volume or manner of sale restrictions thereunder.

On December 8, 2016, we issued 170,000 restricted common shares at $0.048 per share market close price on date of grant to seven employees for deemed compensation of $8,160. These shares were issued to seven US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

NOTE 12 – Equity (continued)

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

2015 Equity Line:

[On August 11, 2016 the last shares which had been registered under the Company's 2015 Equity Line were sold. Subsequently there has not been a new registration statement on Form S-1 filed, nor is a filing planned for such registration statement, which would allow for further share sales under the 2015 Purchase Agreement.]

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

NOTE 12 – Equity (continued)

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

NOTE 12 – Equity (continued)

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

NOTE 12 – Equity (continued)

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

Warrants:

2016 Warrant Transactions

During the year ended December 31, 2016, we raised $681,000 through three private placement unit offerings priced at $0.04 per unit which included the issuance of 17,025,000 five year warrants each exercisable to purchase one restricted common share at $0.055 per share. The aggregate embedded value of these warrants based on a Black-Scholes option pricing model was $742,211. At December 31, 2016, none of these warrants had been exercised.

On December 6, 2016, in relation to its first investment tranche we issued PCF a series of three warrants which include cashless exercise rights. These included: Warrant 1 with an exercise price of $0.055 per share and a term of five years, Warrant 2 with an exercise price of $0.20 per shares and a term of three years, and Warrant 3 with an exercise price of $0.25 per share and a term of 18 months. The aggregate embedded value of the warrants based on a Black-Scholes option pricing model was $1,410,059. At December 31, 2016, none of these warrants had been exercised.

On December 16, 2016, LPC extended the maturities of each of its two notes from December 31, 2016 to December 31, 2017 in return for issuance by the Company of 7,000,000 six year warrants, with cashless exercise rights, to purchase 7,000,000 restricted shares of our common stock at an exercise price of $0.05 per share. The warrants were valued using a Black-Scholes model at a non-cash cost of $315,658, of which $143,481 was ascribed as an increase to the discount of LPC Note One and $172,177 was ascribed as an increase to the discount of LPC Note Two. At December 31, 2016, none of these warrants had been exercised.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – Equity (continued)

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – Equity (continued)

The fair valuations for warrants were done on date of grant using a Black Scholes option pricing model with the following assumptions:

Warrant issuances	Risk free rate*	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price

December 16, 2016	2.24%	0.0%	2.0 years	106%	6.0 years	$0.050	$0.0451
December 6, 2016 #1	1.83%	0.0%	2.0 years	106%	5.0 years	$0.055	$0.05
December 6, 2016 #2	1.40%	0.0%	2.0 years	106%	3.0 years	$0.020	$0.05
December 6, 2016 #3	0.96%	0.0%	2.0 years	106%	1.5 years	$0.025	$0.05
Unit Offer #3	1.16% to 1.22%	0.0%	2.0 years	108% to 108%	5.0 years	$0.055	$0.0561 to $0.0639
Unit Offer #2	1.22% to 1.38%	0.0%	2.0 years	113% to 114%	5.0 years	$0.055	$0.0489 to $0.060
Unit Offer #1	1.11% to 1.33%	0.0%	2.0 years	115% to 116%	5.0 years	$0.055	$0.0504 to $0.0559
November 23, 2015	0.85%	0.0%	2.0 years	89%	6.0 years	$0.170	$0.17
September 30, 2015	1.37%	0.0%	2.0 years	89%	5.0 years	$0.080	$0.08
August 18, 2015	1.78%	0.0%	2.0 years	89%	6.0 years	$0.100	$0.10
*(based on US Treasury Constant Maturities matching estimated life)

The following table summarizes the Company's warrant activity for the years ended December 31, 2016 and December 31, 2015:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)*		Intrinsic Value**

Outstanding at December 31, 2014	5,784,848	$0.550	2.19	$	Nil
August 18, 2015 - Loan fee	3,750,000	0.100	4.63		Nil
September 30, 2015 - Loan fee	3,125,000	0.080	3.75		Nil
November 23, 2015 - Loan fee	5,000,000	0.070	4.90		Nil
Outstanding at December 31, 2015	17,659,848	$0.090	4.39	$	Nil
March 29, 2016 - Unit Offer #1	4,275,000	0.055	4.12		Nil
May 31, 2016 - Unit Offer #2	9,850,000	0.055	4.37		Nil
September 30, 2016 - Unit Offer #3	2,525,000	0.055	4.70		Nil
December 6, 2016 - PCF warrant #1	12,500,000	0.055	4.93		Nil
December 6, 2016 - PCF warrant #2	12,500,000	0.055	2.93		Nil
December 6, 2016 - PCF warrant #3	12,500,000	0.055	1.43		Nil
December 16, 2016 - Note maturity extension	7,000,000	0.050	5.96		Nil
Outstanding at December 31, 2016	79,269,848	$0.150	3.77	$	Nil
*  (remaining term as of December 31, 2016)
**(intrinsic value based on the closing share price of $0.0499 on December 31, 2016)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – Equity (continued)

Options:

On December 12, 2013, the Company adopted an incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan allows for the issuance of up to 11,000,000 options to acquire 11,000,000 restricted shares of the Company's common stock, with a maximum exercise period of ten years, to be granted to eligible employees, officers, directors, and consultants. As of December 31, 2016 6,750,000 options had been granted under the Stock Option Plan to directors and officers of the Company. The expensing and amortization of all options grants have been credited to Additional Paid-In Capital.

During the year ended December 31, 2016, 250,000 options which had been issued to a consultant on November 25, 2013, which were not issued under the Stock Option Plan, expired without being exercised.

A summary of changes in outstanding stock options for the years ended December 31, 2016 and December 31, 2015 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)*	Intrinsic Value**

Outstanding at December 31, 2014	7,000,000	$0.19	2.97	$-
(no option issuances were made in 2015)	-	-	-	-
Outstanding at December 31, 2015	7,000,000	$0.19	2.97	$-
Expiry of options	(250,000)	0.70	-	-
Outstanding at September 30, 2016	6,750,000	$0.17	2.97	$-
*  (remaining term as of December 31, 2016)
**(intrinsic value based on the closing share price of $0.0499 on December 31, 2016)

The following table summarizes information about the options outstanding at December 31, 2016:

	Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*

$0.17	6,750,000	$0.17	$nil	2.97	6,750,000	$0.17	$nil	2.97
Totals	6,750,000	$0.19	$nil	2.97	7,000,000	$0.17	$nil	2.97
*  (remaining term as of December 31, 2016)
**(intrinsic value based on the closing share price of $0.0499 on December 31, 2016)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 13 – Commitments and Contingencies

Litigation

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company's business activities. As of the date of these financial statements, we know of no threatened or pending lawsuits, claims or other similar contingencies.

Lease
Our principal office and warehouse is located at 1101 Via Callejon #200, San Clemente, California 92673-4230. During the years ended December 31, 2016 and December 31, 2015 we shared our warehouse premises with a sublessee whose occupancy ended on April 7, 2017, at which time we assumed all lease payments until we acquire a new sublessee tenant. We also utilize offices provided by our CEO and CFO. The current distribution facility lease has a term of June 1, 2016 to May 31, 2018 and presently requires total lease payments of $10,466 per month, of which the Company's portion is $8,066 per month. On February 25, 2016, the Company  extended the lease for an additional 24 month term and committed to total lease payments of $10,466 for June 1, 2016 to May 31, 2017 and $10,793 for June 1, 2017 to May 31, 2018. The Company's portion of payments under the extended term arrangements comprise $8,066 for June 1, 2016 to April 30, 2017 and will, in the absence of a new sub-leasee, be $10,793 for June 1, 2017 to May 31, 2018. For the year ended December 31, 2015 our Company paid a total of $95,412 (averaging $7,951 per month) of the total lease expense of $123,957 (averaging $10,330 per month).

Total remaining commitments due under the lease include:

Year	Amount
2017	$127,881
2018	$53,965
2019 and thereafter	$Nil

VDF Agreements
On January 28, 2014 we entered into a coffee fruit patent license, Coffeeberry® trademark license and raw materials supply agreement (the "License Agreement") with VDF FutureCeuticals, Inc. ("VDF"). This arrangement was structured on a series of agreements to settle claims asserted by and against the parties with respect to an action filed by VDF against our predecessor company SITC; and resolve a petition for cancellation of certain trademark registrations filed by SITC. Copies of the agreements which formed the settlement were included with our filing of a Current Report on Form 8-K on February 3, 2014. A summary of each agreement is as follows:

Settlement Agreement
Under the Settlement Agreement the parties mutually filed voluntary dismissals with respect to the foregoing claim and petition for cancelation. The parties released each other from liability arising or accruing prior to January 28, 2014 for past monetary damages for any patent infringements and all other claims that the parties brought or could have brought prior to January 28, 2014 and we agreed to abandon pending patent applications directed to coffee berries or coffee berry technology and cancel with prejudice all trademark proceedings.

License Agreement
The License Agreement comprises a coffee fruit patent license, Coffeeberry® trademark license and raw materials supply agreement. The key elements include:

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 13 – Commitments and Contingencies (continued)

(a) Patents and Trademark License
In exchange for Alternative Minimum Payments and royalties (and the terms and conditions related to raw materials discussed below), VDF granted us a non-exclusive, non-transferrable, non-sublicensable license to use and practice certain VDF patent rights and a non-exclusive license to use certain VDF trademarks and trademark rights.

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

VDF Note
The VDF Note is a senior convertible note with a maturity date of December 31, 2018. Payment requirements are accelerated pursuant to an event of default, or if the License Agreement is terminated. Interest on the Senior Convertible Note is 7% per annum, subject to adjustment to 12% for events of default. By maturity, we must pay VDF all principal plus accrued interest and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. No indebtedness shall rank senior to the payments due under the VDF Note unless prior written consent of VDF is obtained and payments under the note are secured by the Security Agreement as described below. At any time and at the option of VDF, principal outstanding on the VDF Note may be converted into restricted common shares of the Company. As described above in Note 8 - Convertible Long Term Notes Payable, the conversion price of the VDF Note is presently $0.2157 per share.

Pledge and Security Agreement
Under the Pledge and Security Agreement, we pledged collaterally assigned and granted to VDF a security interest in all of our right, title and interest, whether now owned or hereafter acquired, in and to our Company's property to secure the prompt and complete payment and performance of obligations existing under any of the agreements.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 13 – Commitments and Contingencies (continued)

Addendums to VDF Note and PSA
On January 4, 2017, VDF and the Company executed an addendum to the VDF Note and the PSA in which VDF agreed it will: (i) remove its lien on the Company's inventory and accounts receivable in the event that the Company executes any line of credit, inventory purchase order financing, or accounts receivable factoring agreements with third party lender(s); and (ii) promptly execute any inter-creditor agreement(s) provided to VDF by such third party lender(s) which affirm VDF's permission for the creation of liens by the third party lender(s) which rank in priority above VDF's existing lien. A copy of this agreement is attached to this Report as Exhibit 10.54.

Warrant
The VDF Warrant does not yet exist. The VDF Warrant would entitle VDF, from any time after the occurrence of a Warrant Exercise Event until the fifteenth anniversary of the issuance of the VDF Warrant, to purchase from our Company, restricted common shares representing ten percent (10%) of  fully diluted outstanding shares at a purchase price of $0.001 per share. A Warrant Exercise Event comes into being if we: (i) report $25,000,000 or more of gross sales in any fiscal year; (ii) have a class of securities listed for trading on the New York Stock Exchange, the American Stock Exchange or NASDAQ; (iii) maintain an aggregate market capitalization of at least $125,000,000 for twenty (20) consecutive trading days; or (iv) undergo a change of control as defined in the VDF Warrant. No circumstances have yet occurred which qualify as a Warrant Exercise Event and therefore there is no right in place for VDF to exercise the VDF Warrant.

Registration Rights Agreement
Under the Registration Rights Agreement VDF, or an assignee, have demand registration rights and incidental registration rights with respect to: (i) common shares issued upon conversion of the VDF Note; (ii) common shares issued upon exercise of the VDF Warrant; and (iii) any shares of our common stock acquired by VDF or an assignee from our Company after the date of the Registration Rights Agreement upon exercise or conversion of other convertible securities that are acquired by VDF or an assignee from our Company after the date of the Registration Rights Agreement. Pursuant to VDF's demand registration right, at any time or from time to time, a holder or holders holding a majority of registrable securities then outstanding may require our Company to use our best efforts to effect the registration under the Securities Act of 1933, as amended, of all or part of their respective registrable securities (subject to any limits that may be imposed by the Securities and Exchange Commission pursuant to Rule 415 under the Securities Act), by delivering a written request to our company. In addition to the registration rights granted to VDF, there are restrictions on our granting of registration rights to other parties.

Investor Rights Agreement
At present VDF holds no ownership interest in the Company and therefore the terms of the Investor Rights Agreement have not come into effect. The Investor Rights Agreement provides VDF the right to designate that number of nominees to our board of directors such that the total number of directors designated by VDF is in proportion to its percentage ownership of the outstanding voting power of the Company. From and after the date of the Investor Rights Agreement and until such time as: (i) the VDF Note has terminated; (ii) the VDF Warrant has terminated or been exercised; and (iii) VDF's percentage interest is less than 1%, if VDF does not have a designee on our board of directors, VDF shall have the right to appoint one individual as a non-voting observer entitled to attend meetings of our board of directors. Also pursuant to the Investor Rights Agreement, for so long as: (i) the VDF Note remains outstanding, (ii) the VDF Warrant remains outstanding, or (iii) VDF owns a percentage interest equal or greater to 10%, we will require VDF's consent before taking certain corporate actions, including, among others: (a) amending our constating documents, (b) making any material change to the nature of our business, (c) incurring indebtedness exceeding $7,500,000 at any one time outstanding; or (d) declaring or paying dividends.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 14 – Income Taxes

The Company is subject to federal income taxes in the United States. The Company has had not net yet had net income on which to pay income taxes and therefore has not yet paid any income taxes, nor are there any income taxes owing. Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carry-forward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows ("NOL" denotes Net Operating Loss):

Year Ended	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2010	$(2,163,191)	2030	$(757,117)	$757,117	$—
2011	$(2,707,508)	2031	$(947,628)	$947,628	$—
2012	$(2,895,416)	2032	$(1,013,396)	$1,013,396	$—
2013	$(3,912,278)	2033	$(1,369,297)	$1,369,297	$—
2014	$(2,557,259)	2034	$(895,040)	$895,040	$—
2015	$(2,397,312)	2035	$(839,059)	$839,059	$—
2016	$(2,022,201)	2036	$(707,770)	$707,770	$—
	$(18, 655,165)		$(6,529,307)	$6,529,307	$—

The total valuation allowance for the year ended December 31, 2016 is $6,529,307 which increased by $707,770 for the year ended December 31, 2016.

As of December 31, 2016 and December 31, 2015, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2016 and December 31, 2015 and no interest or penalties have been accrued as of December 31, 2016 and December 31, 2015. As of December 31, 2016 and December 31, 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2010 and forward remain open to examination by federal and state authorities due to net operating loss and credit carry-forwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 15 – Concentration Risks

Our revenue is derived from sales of our beverage products, nutritional products and ingredient raw materials. Our beverage sales made up approximately 84% and 63% respectively of total sales during the years ended December 31, 2016 and December 31, 2015. For the year ended December 31, 2016, the concentration of our beverage sales comprised sales to three major retail chain store customers totaling 43%. For the year ended December 31, 2015, the concentration of our beverage sales comprised sales to five major retail customers totaling 58%. Although the market for our products is elastic and current purchasers of our products are replaceable, our concentration of sales creates risk to future revenues. As of December 31, 2016 and December 31, 2015 our purchases from suppliers comprised a concentration of 79% from three suppliers and 73% from five suppliers, respectively. Although we have a selection of suppliers available to produce our products, our concentration of purchases creates risk to future revenues. As of December 31, 2106 and December 31, 2015, our accounts receivable had a concentration of 67% among five customers and 76% among three customers, respectively. The concentration of our accounts receivable creates a potential risk to future working capital in the event that we were not able to collect all, or a majority, of outstanding accounts receivable balances.

NOTE 16 – Subsequent Events

Subsequent to the year ended December 31, 2016, we issued 250,000 restricted common shares at $0.0484 per share to a new director at market close price on date of grant as an inducement fee for joining our Board for a deemed cost of $12,100. These shares were issued to one accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Subsequent to the year ended December 31, 2016, we issued 340,000 restricted common shares at $0.0488 per share to a related party at market close price on date of grant as an inducement fee extension of the maturity of a promissory note for a deemed cost of $16,592. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to the year ended December 31, 2016, we issued 340,000 restricted common shares at $0.07 per share to a third party lender at market close price on date of grant as an inducement fee for a $100,000 promissory note for a deemed cost of $23,800. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to the year ended December 31, 2016, we issued 1,625,000 common shares at $0.04 per share for conversion by September 2015 Note Two Purchaser of the remaining $65,000 due on September 2015 Note Two. This conversion fully paid the note and no further payments are due. These shares were issued to one US person with reliance on the exemptions from registration requirements provided in the Securities Act of 1933, as amended, Section 4(1) and Rule 144.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 16 – Subsequent Events (continued)

Subsequent to the year ended December 31, 2016, we issued 990,000 common shares at $0.04 per share for conversion by December 2015 Lender of the remaining $39,600 due on the December 2015 Note. This conversion fully paid the note and no further payments are due. These shares were issued to one accredited investor with reliance on the exemptions from registration requirements provided in the Securities Act of 1933, as amended, Section 4(1) and Rule 144.

Subsequent to the year ended December 31, 2016, we issued 4,500,000 common shares at $0.05 per share for conversion by LPC of $225,000 principal due on LPC Note Two which decreased the balance due on the note from $300,000 to $75,000. These shares were issued to one accredited investor with reliance on the exemptions from registration requirements provided in the Securities Act of 1933, as amended, Section 4(1) and Rule 144.

Subsequent to the year ended December 31, 2016, we issued 1,100,000 restricted common shares at $0.0548 per share at market close price on date of grant for consultant services rendered for a deemed cost of $60,280. These shares were issued to one accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Subsequent to the year ended December 31, 2016, as compensation to a retiring director we re-priced 750,000 options he held from an exercise price of $0.17 per share to an exercise price of $0.05 per share and issued him an additional 150,000 options with the same three year remaining maturity. The exercise price of the new options was set on date of grant and these options vested immediately. The combined Black-Scholes options pricing model cost of the transactions was $13,785.

Subsequent to the year ended December 31, 2016, we remedially executed a private placement related to Unit Offer #3 which raised $15,000 through the sale of 375,000 units. Each unit was priced at $0.04 per unit and comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares and embedded value of the warrants is included in the valuations done for Unit Offer #3. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to the year ended December 31, 2016, we issued 1,063,782 five year options with an exercise price of $0.0559 set on date of grant to our CEO as compensation. These options vested immediately and had a Black-Scholes options pricing model cost of $59,411.

Subsequent to the year ended December 31, 2016, we issued 2,476,377 five year options with an exercise price of $0.0559 set on date of grant to our President & COO as compensation. These options vested immediately and had a Black-Scholes options pricing model cost of $138,302.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 16 – Subsequent Events (continued)

Subsequent to the year ended December 31, 2016, we issued 653,842 restricted common shares to a company wholly owned by our CFO at a price of $0.0559 on date of grant as compensation for a deemed cost of $36,550. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to the year ended December 31, 2016, we issued 1,500,000 restricted common shares to two unit offering subscribers for exercises of warrants they held at $0.055 per share for proceeds of $82,500. These subscribers are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

It was management's assessment that there were no other material events which should be classified as subsequent events for the period of these financial statements.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management's assessment was based on criteria set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals serve as executive officers and directors of our company. All directors of our company hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Positions Held with the Company	Age	Date First Elected or Appointed

Shaun Roberts	Chief Executive Officer, Director, Board Chair	47	October 4, 2013
Kyle Redfield	President and Chief Operating Officer, Director*	35	August 10, 2015
John Dawe	Chief Financial Officer, Secretary & Treasurer	57	March 18, 2014
Gonzalo Camet	Director, Member of Compensation Committee	46	October 4, 2013
Richard Fischler	Director	52	December 1, 2016
Bradley Paris	Director, Member of Compensation Committee	43	October 4, 2016
Steven Schorr	Director	63	October 4, 2013
*(Mr. Redfield was also appointed as a Director on October 4, 2016)

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shaun Roberts - Chief Executive Officer, Director, and Board Chair
Mr. Roberts is a co-founder of the business and has been Chief Executive Officer, Director and Board Chair since its inception in 2008. Mr. Roberts oversees all operations and raised the capital which formed our business. On a day to day basis Mr. Roberts manages processes for raising capital, product development, sales, distribution and marketing.  He started his career as Los Angeles sales manager for Waxie Sanitary Supply in 1994, the largest privately held janitorial supply company in the U.S. Mr. Roberts then worked as Western Regional Sales Manager for ABM, Inc. from 1996 to 1998, a facility management services and fortune 1000 company. Mr. Robert's co-founded Fluid Concepts, LLC in 1998, which developed, created and sold industrial and retail eco-friendly cleaning products into the southern California marketplace. In 2003, Mr. Roberts co-founded Malie, Inc., a spa and beauty products company which now has retail locations in the U.S. and Japan and wholesale distribution around the globe. Mr. Roberts' role at Fluid Concepts and Malie were reduced to a board member position in 2008. Mr. Roberts attended the economics program of San Diego State University from 1990-1993.

We believe that Mr. Roberts is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experiences described above.

Kyle Redfield - President and Chief Operating Officer, Director
On August 10, 2015, Kyle Redfield was hired as the Company's President and Chief Operating Officer and on that date, Mr. Roberts resigned his position as President in favor of Mr. Redfield. For the four and a half years prior to joining the Company, Mr. Redfield was General Manager of Industrial Sales at POM Wonderful, LLC, and a member of its Executive Management Team. POM Wonderful is a major fresh fruit, beverage and fruit extracts company. The Wonderful Company, parent company to POM Wonderful, generated $3.5 billion in sales as of October 2014. At POM Wonderful, Mr. Redfield's achievements included the start-up of the Industrial Division and growing POM Wonderful's revenue significantly within his tenure. Mr. Redfield managed a global sales team, designed and implemented all sales and marketing support materials, while overseeing all marketing, overhead and operational trade expenditures. While expanding national and global sales reach and revenue growth, he created multiple processes for customer service, shipping, technical and regulatory compliance, finance and production, and was responsible for full management of profit & loss, overhead, and budgeting. Prior to his position with POM Wonderful, Mr. Redfield was Director of Sales for B&D Nutritional Products from 2007 to 2011; and was an account executive at Five Points Capital, Inc. during 2006. Mr. Redfield's role at the Company is to oversee KonaRed's global sales efforts, new product development, staff management, forecasting, production, distribution and day-to-day operations. Under his direction, the Company introduced its highly successful new line of Cold Brew Coffees and sales of this new product line have contributed substantially to the Company's year over year sales increase. Mr. Redfield received a Bachelor of Economics degree from the University of Colorado in May, 2006.

We believe Mr. Redfield is qualified to serve on our board of directors because of his industry experience, education, and knowledge of our current operations and because he has led and implemented corporate initiatives that have resulted in dramatic increase in the company's margins, sales growth and operating efficiency since joining the company.

John Dawe - Chief Financial Officer, Secretary and Treasurer
On March 18, 2014, John Dawe was engaged as our Chief Financial Officer, Secretary & Treasurer. Mr. Dawe brings over 34 years of financial, business, and executive level experience to KonaRed, having served as Treasurer, VP Finance, and CEO for various finance-related entities. Mr. Dawe's experience includes profitably managing a $1.1 billion asset portfolio as treasurer of Canada's fourth largest credit union. He has substantial expertise running start-up companies and in 2002 founded DAS Corporate Services Inc. a private company which provided management and reporting services for small U.S. publicly traded companies. Since 2006, Mr. Dawe has also wholly owned and been President of GBG Management Services Inc., a private company which provides small business management consulting services. Mr. Dawe remains as President of both DAS and GBG, but is no longer active in their day to day management. His responsibilities at KonaRed include all facets of capital management and control, financial contract negotiation, and public reporting. Mr. Dawe received a Bachelor of Commerce degree from the University of British Columbia in May, 1983 and earned the designation of Chartered Financial Analyst in 1988.

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

Richard Fischler - Director
On December 16, 2016 we appointed Mr. Richard N. Fischler to our board of directors. Mr. Fischler's appointment fulfilled a provision of the Securities Purchase Agreement executed with PCF Holdings Group, LLC on December 6, 2016. Richard Fischler is the founder, CEO and President of Creative Flavor Concepts, Inc. ('CFC') and has over 14 years experience in the Flavor and Product Formulation industry. Prior to founding CFC in 2005, he held the position of Vice President, Marketing and Sales at Affinity Flavors, Inc. from 2002 to 2005. During the prior 18 years, Mr. Fischler worked in the Real Estate Advisory industry and held a series of senior level positions with Violy Byorum & Partners (New York, NY), PriceWaterhouseCoopers (New York, NY), Deloitte & Touche LLP (Los Angeles, CA and New York, NY), Kenneth Leventhal & Company (Los Angeles, CA), and Cushman & Wakefield (Los Angeles, CA). In 1986, Mr. Fischler received a BS Business Administration from the University of Southern California.

We believe Mr. Fischler is qualified to serve on the Board because of his expertise in flavors and product formulation, which includes flavor application and process oversight for a variety of product types including beverage, supply chain oversight, and overall product knowledge.

Bradley Paris - Director, Member of Compensation Committee
On October 4, 2016 we appointed Mr. Bradley E. Paris to our board of directors. Bradley Paris has worked as an executive in the food and beverage industry leading a range of business functions. Mr. Paris spent 12 years with POM Wonderful, LLC and its parent company, now named The Wonderful Company. While at POM, Mr. Paris was Vice President & General Manager of the company's fresh fruit and industrial ingredient divisions in which he led periods of dramatic growth. After leaving POM in 2013, he was President of a startup frozen food venture called Wild Veggie that was part of the Otsuka Company holding group. He returned briefly to POM Wonderful in 2015 serving as Interim CFO/COO before accepting a role as COO for coconut water company Harmless Harvest. In 2016, Mr. Paris joined meal replacement startup Soylent as COO. Mr. Paris earned his undergraduate degree from Duke University in Civil & Environmental Engineering and received an MBA from Kellogg (Northwestern) and currently resides in Los Angeles.

We believe Mr. Paris is qualified to serve on the board because of his knowledge and extensive experience in the food & beverage industry as well as with the supermarket and club store channels in which we sell our products.

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

James S. Tonkin - Director
On January 20, 2017 we appointed Mr. James S. Tonkin to our board of directors. Mr. Tonkin is the Founder and President of HealthyBrandBuilders and has spent over 43 years in the beverage and food industries and is a well-known speaker, teacher and entrepreneur mentor. He has designed and implemented national infrastructure for dozens of clients and has successfully created and implemented business and financial strategies for domestic and international firms focusing on production and manufacturing, branding, sales, marketing and distribution. Mr. Tonkin's expertise spans the gamut from domestic cheese to potato chips, fortified pet waters to nutraceutical-functional and enhanced beverages. He has been heralded as the beverage expert or "guru" in the functional and nutraceutical beverage segments. As a recognized leader, he is a frequent speaker having served as keynote speaker at the Australian Beverage Summit- Melbourne Australia, Global Bottled Water Congress-Mexico City, International Dairy Congress- Athens. He has presided over many presentations at WorldNutra Conferences, where he sat as an Advisory Board Member, as well as Nutracon and Natural Products Expos East and West and Healthy Foods Conferences. He often leads panels at "Focus on the Future Forums" and Supplyside East and West for Virgo Publishing.

We believe Mr. Tonkin is qualified to serve on our Board because of his extensive knowledge and experience in the food & beverage industry.

William Van Dyke - Director, Member of Compensation Committee
On January 20, 2017 Mr. Van Dyke retired from our Board. On March 18, 2014, we appointed Mr. William Van Dyke to our Board. Mr. Van Dyke has been the chairman and CEO of B&D Nutritional Ingredients since 1993. As the founder, Mr. Van Dyke has been the pivotal force behind B&D Nutritional's development into a full-service, North American sales and marketing company. His sales and marketing career in the dietary supplement industry spans more than 30 years. As the Council for Responsible Nutrition's 2000-2002 Chairman, Mr. Van Dyke has served on numerous committees throughout his 20-year involvement with CRN. Mr. Van Dyke has also served on the board of directors for other industry organizations.

Mr. Van Dyke was qualified to serve on our board of directors because of his specialized industry knowledge in addition to his education and business experience in finance, and the Dietary Supplement and Functional Food category.

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

Compensation Committee

The Compensation Committee is comprised of two independent directors and is responsible for the review of all executive compensation matters.

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

Director Compensation

There are no standard compensation agreements in place with any director for services as a director. During the years ended December 31, 2016 and December 31, 2015, cash compensation payments to directors comprised $nil and $nil, respectively. During the year ended December 31, 2016, non-cash compensation paid to directors included 150,000 restricted common shares valued at $8,850 issued to Bradley Paris as an inducement to join our board; and there were nil transactions for the year ended December 31, 2015.

Summary of stock and option awards for services as a director:

Name	Option Awards (#)		Option Awards ($)		Stock Awards ($)		Total Compensation ($)
For the year ended December 31, 2016:
Gonzalo Camet	Nil	$	Nil	$	Nil	$	Nil
Richard Fischler	Nil	$	Nil	$	Nil	$	Nil
Bradley Paris	Nil	$	Nil		$150,000		$8,850
Kyle Redfield	Nil	$	Nil	$	Nil	$	Nil
Shaun Roberts	Nil	$	Nil	$	Nil	$	Nil
Steven Schorr	Nil	$	Nil	$	Nil	$	Nil
William Van Dyke	Nil	$	Nil	$	Nil	$	Nil
For the year ended December 31, 2015:
Gonzalo Camet	Nil	$	Nil	$	Nil	$	Nil
Shaun Roberts	Nil	$	Nil	$	Nil	$	Nil
Steven Schorr	Nil	$	Nil	$	Nil	$	Nil
William Van Dyke	Nil	$	Nil	$	Nil	$	Nil

Subsequent to the year ended December 31, 2016, as a retirement bonus for his good service to the board, 750,000 options which had previously been granted to William Van Dyke were adjusted from an exercise price of $0.17 per share to an exercise price of $0.05 per share and Mr. Van Dyke was granted an additional 150,000 three year options exercisable at $0.05 per share which vested immediately. The Black-Scholes expense for these transactions was $13,785.

Subsequent to  the year ended December 31, 2016, 250,000 restricted common shares valued at $12,100 were issued to James S. Tonkin as an inducement to join our board.

ITEM 11.  EXECUTIVE COMPENSATION

The summary compensation table below covers all compensation paid by our Company to the following persons who we will collectively refer to as the Named Executive Officers, for all services rendered in all capacities to us for the fiscal years ended December 31, 2016 and December 31, 2015. These named executive officers include: (a) all individuals serving as the principal executive officer of the Company during the years ended December 31, 2016 and December 31, 2015; (b) each of two most highly compensated executive officers of our Company other than its principal executive officer who were serving as executive officers at December 31, 2016 and December 31, 2015 whose compensation exceeded $100,000; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as executive officer at December 31, 2016 or December 31, 2015.

Summary Compensation Table – Years Ended December 31, 2016 and December 31, 2015

Name and Principal Positions	Fiscal Year	Salary ($)	Restricted Stock Awards/SARs(1) ($)	Securities Underlying Options/SARs(1) (#)	All Other Compensation(2) ($)

Shaun Roberts CEO	2016 2015	$105,624 $130,000	$68,799 $Nil	Nil Nil	$Nil $220,960(3)
Kyle Redfield(4) President & COO	2016 2015	$223,439 $116,526	$242,487 $250,595	Nil Nil	$Nil $Nil
John Dawe(5) CFO and Secretary & Treasurer	2016 2015	$117,188 $125,000	$74,116 $100,000	Nil Nil	$Nil $Nil

Notes:
(1)  SAR's are "Stock Appreciation Rights". We have to date not issued any SARs.  LTIP's are "Long-Term Incentive Plans". We have to date not created any LTIPs.
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
(3) Amortization expense for options granted to Mr. Roberts in 2014 which vested in 2015 is recorded as other compensation.
(4) Mr. Redfield joined the Company on August 10, 2015.
(5) Share payments and option grants to Mr. Dawe are made to GBG Management Services, Inc., a company wholly owned by  Mr. Dawe.

Employment Contracts and Termination of Employment and Change in Control Arrangements

With respect to our Named Executives, we have the following agreements in place:

Shaun Roberts – Chief Executive Officer
On October 4, 2013, we entered into an executive employment agreement with Mr. Roberts as our company's President and Chief Executive Officer for an annual base salary of $130,000 for a 3 year term, with additional one year renewal periods provided, however, that within the sixty to ninety day period prior to the expiration of the Initial Term or any Renewal Term, at its discretion, the Compensation Committee of the Board of Directors may propose such amendments to the Agreement as it deems appropriate. Mr. Roberts is also eligible to participate in a target bonus and year-end bonus plan whereby Mr. Roberts is eligible to receive a cash bonus or securities bonus based on milestones described in further detail in the employment agreement. Mr. Roberts is also eligible to receive benefits made generally available by our Company and shall be reimbursed for all reasonable out-of-pocket business expenses. In the event of: (i) an involuntary termination of Mr. Robert's employment for any reasons other than cause, death or disability; or (ii) Mr. Robert's resignation for good reason, he shall be entitled to: (A) 1.5 times his annual base salary and target bonus, paid in a single lump sum in cash on the 60th day following the termination date; (B) for a period of up to 18 months following the termination date, Mr. Roberts and where applicable, his spouse and eligible dependents, will continue to be eligible to receive applicable medical coverage as described in the employment agreement; and (C) with respect to any outstanding stock options held by Mr. Roberts as of the termination date that are not vested and exercisable as of such date, our Company shall accelerate the vesting and such options will remain exercisable until the earlier of (i) a period of one year after the termination date or (ii) the original term of the option; and (D) Mr. Roberts shall receive any amounts earned, accrued or owing but not yet paid to him as of his termination date. In the event Mr. Roberts employment is terminated on account of: (i) an involuntary termination by our Company for any reason other than cause, death or disability; or (ii) Mr. Roberts voluntarily terminates employment with our Company on account of a resignation for good reason, in either case that occurs: (x) at the same time as, or within the 12 month period following, the consummation of a change of control; or (y) within the 60 day period prior to the date of a change of control where the change in control was under consideration at the time of Mr. Robert's termination date, then he shall be entitled to: (A) 2 times his annual base salary and target bonus; (B) for a period of up to 24 months following the termination date, Mr. Roberts and where applicable, his spouse and eligible dependents, will continue to be eligible to receive applicable medical coverage as described in the employment agreement; (C) with respect to any outstanding stock options held by Mr. Roberts as of the termination date that are not vested and exercisable as of such date, our Company shall accelerate the vesting and such options will remain exercisable until the earlier of: (i) a period of one year after the termination date, or (ii) the original term of the option; and (D) Mr. Roberts shall receive any amounts earned, accrued or owing but not yet paid to him as of his termination date. During the term of the employment agreement and for a period of 1 year from the termination of the agreement, Mr. Roberts shall not be employed by a direct competitor in the coffee fruit business, directly or indirectly. Mr. Roberts employment agreement was amended on February 1, 2016 to temporarily lower annual cash compensation by 25% to $97,500 until January 1, 2017, unless reset sooner under the terms of the Agreement Addendum, and add a share bonus plan using $130,000 per annum as the grant calculation base.

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

John Dawe – Chief Financial Officer, Secretary and Treasurer
On December 29, 2014, we entered into an executive employment agreement with  John Dawe as our Company's Chief Financial Officer, and Secretary and Treasurer for an annual base salary of $125,000 paid in equal monthly installments. Mr. Dawe will also be granted a bonus of 100% of base salary per annum to be paid, subject to the Company having sufficient cash resources, in quarterly cash payments; or restricted common shares of the Company. The Agreement has a three year term and automatically renews for additional one year renewal periods provided, however, that within the sixty to ninety day period prior to the expiration of the Initial Term or any Renewal Term, at its discretion, the Compensation Committee of the Board of Directors may propose such amendments to the Agreement as it deems appropriate. Mr. Dawe's Agreement excludes healthcare, but otherwise will receive benefits made generally available by our company and shall be reimbursed for all reasonable out-of-pocket business expenses and is also eligible to participate in any future target bonus system, if implemented, and is eligible to receive a one-time bonus if certain strategic goals are met. In the event of: (i) an involuntary termination of Executive's employment for any reasons other than cause, death or disability; or (ii) resignation for good reason, he shall be entitled to: (A) one and one-half times (or two times, in the event of a Change of Control) his annual compensation paid in a single lump sum in cash on the 60th day following the termination date; and (B) with respect to any outstanding Company stock options held as of his Termination Date that are not vested and exercisable as of such date, the Company shall accelerate the vesting of stock options, if any, which would have vested and become exercisable within the eighteen month period after Termination Date, such options to remain exercisable until the earlier of: (A) a period of one year after Termination Date; or (B) the original term of the option; and (C) he shall receive any amounts earned, accrued or owing but not yet paid to him as of Termination Date. During the term of the employment agreement and for a period of 1 year from the termination of the agreement, Mr. Dawe shall not be employed by a direct competitor in the coffee fruit business, directly or indirectly. Mr. Dawe may opt to have his shares compensation, and/or options grants issued to either, or a combination of, DAS Corporate Services Inc. or GBG Management Services Inc., which are companies controlled by him. Mr. Dawe's Agreement was amended on November 10, 2015 to change the type of stock which might be granted from being S-8 registered common shares to being restricted common shares; and on October 4, 2016 Mr. Dawe's employment agreement was amended to temporarily lower annual cash compensation by 25% to $93,750 and his quarterly bonus was temporarily amended to provide metrics for quarterly salary component of $100,000 per annum, both changes which will terminate at June 30, 2017 at which time his original agreement will be reset.

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

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Stock Option Plan, approved by shareholders	6,750,000 restricted common shares	$0.17 per share	4,250,000 restricted common shares

Additionally, on May 27, 2014 the Company adopted a Form S-8 share compensation plan totaling 5,000,000 registered shares reserved for issuance. 500,000 shares were issued under this plan during the year ended December 31, 2014, leaving a balance of 4,500,000 registered potentially issuable shares.

Stock Option Grants

During the years ended December 31, 2016 and December 31, 2015, the following options grants made to Named Executive Officers:

Option/SAR(1) Grants in Last Fiscal Year Issued to Executive
Name	Fiscal Year	Number of Securities Underlying Options or SAR's	Percent of Total Options or SARs Granted to Employee in Fiscal Year(1)	Exercise Price ($/share)	Expiration Date	Grant Date Value ($)

Shaun Roberts 1101 Via Callejon #200, San Clemente, CA 92673-4230	2016 2015	Nil Nil	Nil Nil	n/a n/a	n/a n/a	$Nil $Nil
Kyle Redfield 1101 Via Callejon #200, San Clemente, CA 92673-4230	2016 2015	Nil Nil	Nil Nil	n/a n/a	n/a n/a	$Nil $Nil
John Dawe 1101 Via Callejon #200, San Clemente, CA 92673-4230	2016 2015	Nil Nil	Nil Nil	n/a n/a	n/a n/a	$Nil $Nil

Notes:
(1)  SAR's are "Stock Appreciation Rights".

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Issued to Executive
Name	Fiscal Year	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal year-end (#)		Value of Unexercised In-the-Money Options/SARs at Fiscal year-end(1) ($)
				Exercisable	Unexercisable	Exercisable	Unexercisable
Shaun Roberts 1101 Via Callejon #200, San Clemente, CA 92673-4230	2016 2015	Nil Nil	$Nil $Nil	2,500,000 2,500,000	n/a n/a	$Nil $Nil	n/a n/a
Kyle Redfield 1101 Via Callejon #200, San Clemente, CA 92673-4230	2016 2015	Nil Nil	$Nil $Nil	n/a n/a	n/a n/a	$Nil $Nil	n/a n/a
John Dawe 1101 Via Callejon #200, San Clemente, CA 92673-4230	2016 2015	Nil Nil	$Nil $Nil	750,000 750,000	n/a n/a	$Nil $Nil	n/a n/a

Notes:
(1) Based on December 31, 2016 closing trade price of $0.0499 per share.

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

The following table provides certain information regarding the ownership of our common stock, as of April 12, 2017 by each person known to us to own more than 5% of our outstanding common stock.

Security ownership of certain beneficial owners.

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (2)

Common Stock	Shaun Roberts 1101 Via Callejon #200, San Clemente, CA 92673-4230	14,367,773(3)	8%
Common Stock	Gonzalo Camet 1101 Via Callejon #200, San Clemente, CA 92673-4230	10,715,222(4)	6%
Common Stock	Steven Schorr 1101 Via Callejon #200, San Clemente, CA 92673-4230	8,634,647(5)	5%
Common Stock	PCF Holdings Group LLC c/o 1101 Via Callejon #200, San Clemente, CA 92673-4230	37,831,242(6)	17.5%(6)

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
(2) The denominator for this percentage calculation is based on the 178,347,287 issued and outstanding common shares of the Company as of April 12, 2016. Exercised option shares are added to total shares issued and outstanding to calculate the ownership percentage of each party, but exercised option shares of the other party are not included in the denominator for the other party.
 (3) Shaun Roberts owns 9,803,991 shares of the Company and has been issued 4,563,782 fully vested options to purchase 4,563,782 shares. Mr. Roberts also beneficially owns 1,000,000 vested options to purchase 1,000,000 shares which have been issued to his spouse. In total, Mr. Roberts beneficially controls 14,367,773 shares.
(4) Gonzalo Camet owns 7,590,222 shares of the Company and has been issued 2,375,000 warrants and 750,000 fully vested options to respectively purchase 2,375,000 and 750,000 shares of the Company. In total, Mr. Camet beneficially controls 10,715,222 shares.
(5) Steven Schorr owns 7,634,647 shares of the Company and has been issued 1,000,000 fully vested options to purchase 1,000,000 shares. In total, Mr. Schorr beneficially controls 8,634,647 shares.
(6) The designees of PCF Holding Group, LLC, which includes director Richard Fischler who owns 2,500,000 shares, as a group own 12,500,000 shares of the Company and have been issued 37,500,000 warrants to purchase 37,500,000 shares. In total, PCF Holdings Group, LLC beneficially controls 50,000,000 shares, however the Purchase Agreement executed with PCF Holdings Group, LLC limits their ownership to a maximum of 17.5% of the issued and outstanding shares of the Company which translates to a current ownership of 37,831,242 if sufficient warrants were exercised to achieve that level.

The following table provides certain information regarding the ownership of our common stock, as of April 12, 2016 by: (i) each of our Named Executive officers; (ii) each of our directors; and (iii) all of our executive officers and directors as a group.

Security Ownership of Management
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (2)

Common Stock	Shaun Roberts - CEO, Director, Board Chair 1101 Via Callejon #200, San Clemente, CA 92673-4230	14,367,773(3)	8%
Common Stock	Kyle Redfield - President & COO, Director 1101 Via Callejon #200, San Clemente, CA 92673-4230	10,124,763(4)	4%
Common Stock	John Dawe - CFO, Secretary & Treasurer 1101 Via Callejon #200, San Clemente, CA 92673-4230	4,012,625(5)	2%
Common Stock	Gonzalo Camet - Director 1101 Via Callejon #200, San Clemente, CA 92673-4230	10,715,222(6)	6%
Common Stock	Steven Schorr - Director 1101 Via Callejon #200, San Clemente, CA 92673-4230	8,634,647(7)	5%
Common Stock	Richard Fischler - Director 1101 Via Callejon #200, San Clemente, CA 92673-4230	2,500,000(8)	1%
Common Stock	Bradley Paris - Director 1101 Via Callejon #200, San Clemente, CA 92673-4230	150,000(9)	Less than 1%
Common Stock	James S. Tonkin - Director 1101 Via Callejon #200, San Clemente, CA 92673-4230	250,000(10)	Less than 1%

Common Stock	All Directors and Officers as a Group	50,755,030	28%

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
(2) The denominator for this percentage calculation is based on the 178,347,287 issued and outstanding common shares of the Company as of April 12, 2016.
(3) Shaun Roberts owns 9,803,991 shares of the Company and has been issued 4,563,782 fully vested options to purchase 4,563,782 shares. Mr. Roberts also beneficially owns 1,000,000 fully vested options to purchase 1,000,000 shares which have been issued to his spouse. In total, Mr. Roberts beneficially controls 14,367,773 shares.
(4) Kyle Redfield owns 7,648,386 shares of the Company and has been issued 2,476,377 fully vested options to purchase 2,476,377 shares. In total, Mr. Redfield beneficially controls 10,124,763 shares.
(5) John Dawe owns 3,262,625 shares of the Company indirectly through his holding company GBG Management Services Inc. and directly owns 750,000 fully vested stock options. In total, Mr. Dawe beneficially controls 4,012,625 shares.
(6) Gonzalo Camet owns 7,590,222 shares of the Company and has been issued 2,375,000 warrants and 750,000 options to respectively purchase 2,375,000 and 750,000 shares of the Company. In total, Mr. Camet beneficially controls 10,715,222 shares.
(7) Steven Schorr owns 7,634,647 shares of the Company and 1,000,000 fully vested options to purchase 1,000,000 shares. In total, Mr. Schorr beneficially controls 8,634,647 shares.
(8) Richard Fischler owns 2,500,000 shares of the Company and beneficially controls 2,500,000 shares. Mr. Fischler is also a member of the PCF Holdings Group, LLC designees.
(9) Bradley Paris owns 150,000 shares of the Company and beneficially controls 150,000 shares.
(10) James S. Tonkin owns 250,000 shares of the Company and beneficially controls 250,000 shares.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Business Relationships

During the years ended December 31, 2016 and December 31, 2015, our company shared a lease for a 10,000 square foot facility in San Clemente, California, with Malie, Inc., ("Malie") a company owned by our CEO and his spouse, who is the CEO of Malie. Malie's occupancy will end on April 30, 2016, at which time we will assume all lease payments until we acquire a new sublessee tenant.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

In its capacity as the Audit Committee, the Board of Directors pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board of Directors annually approves the scope and fee estimates for the year-end audit to be performed by the Corporation's independent auditors for the fiscal year. With respect to other permitted services, the Board of Directors pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

Audit Fees
The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Qs, or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2016: $37,997 – M&K CPAs, PLLC
2015: $43,750 – M&K CPAs, PLLC

Audit - Related Fees
 The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2016: $Nil – M&K CPAs, PLLC
2015: $Nil – M&K CPAs, PLLC

Tax Fees
 The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016: $Nil – M&K CPAs, PLLC
2015: $Nil – M&K CPAs, PLLC

All Other Fees
 The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016: $Nil – M&K CPAs, PLLC
2015: $Nil – M&K CPAs, PLLC

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Filed
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.2	Bylaws	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.3	Articles of Merger dated effective September 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
3.4	Certificate of Change dated effective September 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
(10)	Material Contracts
10.1	Binding Letter agreement dated June 5, 2013 with Sandwich Isles Trading Company, Inc.	(attached as an exhibit to our current report on Form 8-K, filed on June 11, 2013)
10.2	Asset Purchase Agreement dated October 4, 2013 with Sandwich Isles Trading Co. Inc.	(attached as an exhibit to our current report on Form 8-K, filed on October 10, 2013)
10.3	Employment Agreement dated October 4, 2013 with Shaun Roberts	(attached as an exhibit to our current report on Form 8-K, filed on October 10, 2013)
10.4	2013 Stock Option Plan	(attached as an exhibit to our current report on Form 8-K filed on January 10, 2014)
10.5	Form of Stock Option Agreement (US persons)	(attached as an exhibit to our current report on Form 8-K filed on January 10, 2014)
10.6	Form of Stock Option Agreement (non-US persons)	(attached as an exhibit to our current report on Form 8-K filed on January 10, 2014)
10.7	Form of securities purchase agreement (non US purchaser)	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.8	Form of securities agreement (US purchaser)	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.9	Form of warrant certificate (non US Purchaser)	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.10	Form of warrant certificate (US Purchaser)	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.11	Senior Convertible Note	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.12	Pledge and Security Agreement	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.13	Warrant	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.14	Registration Rights Agreement	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.15	Investor Rights Agreement	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.17	Services Agreement with John Dawe executed December 29, 2014	(attached as an exhibit to our current report on Form 8-K, filed on December 29, 2014)
10.18	Convertible Debenture Purchase Agreement, dated as of January 20, 2015, by and between KonaRed Corporation and Group 10 Holdings, LLC	(attached as an exhibit to our current report on Form 8-K filed on January 23, 2015)
10.19	Subordinated Promissory Note issued to Solait Corp June 5, 2015	(attached as an exhibit to our current report on Form 8-K filed on June 6, 2015)

Exhibit Number	Description	Filed
(10)	Material Contracts (continued)
10.20	Purchase Agreement, dated as of June 16, 2015, by and between KonaRed Corporation and Lincoln Park Capital Fund, LLC	(attached as an exhibit to our current report on Form 8-K, filed on June 18, 2015)
10.21	Registration Rights Agreement, dated as of June 16, 2015, by and between KonaRed Corporation and Lincoln Park Capital Fund, LLC	(attached as an exhibit to our current report on Form 8-K, filed on June 18, 2015)
10.22	Amended and Restated Warrant issued to Lincoln Park Capital Fund, LLC	(attached as an exhibit to our current report on Form 8-K, filed on June 18, 2015)
10.23	Form of subscription agreement executed June 29, 2015	(attached as an exhibit to our Form S-1, filed on July 6, 2015)
10.24	Employment Agreement by and between KonaRed Corporation and Kyle Redfield executed August 10, 2015	(attached as an exhibit to our current report on Form 8-K, filed on August 11, 2015)
10.25	Purchase Agreement, dated as of August 18, 2015, by and between KonaRed Corporation and Lincoln Park Capital Fund, LLC	(attached as an exhibit to our current report on Form 8-K filed on August 18, 2015)
10.26	Senior Convertible Note issued to Lincoln Park Capital Fund, LLC August 18, 2015	(attached as an exhibit to our current report on Form 8-K filed on August 18, 2015)
10.27	Warrant issued to Lincoln Park Capital Fund, LLC August 18, 2015	(attached as an exhibit to our current report on Form 8-K filed on August 18, 2015)
10.28	Subordinated Promissory Note issued to Solait Corp June 5, 2015	(attached as an exhibit to our current report on Form 8-K filed on June 6, 2015)
10.29	Purchase Agreement, dated as of September 30, 2015, by and between KonaRed Corporation and Black Mountain Equities Inc.	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.30	Subordinated Promissory Note issued to Black Mountain Equities Inc. September 30, 2015	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.31	Warrant issued to Black Mountain Equities Inc. September 30, 2015	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.32	Purchase Agreement, dated as of September 30, 2015, by and between KonaRed Corporation and Gemini Master Fund, Ltd.	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.33	Subordinated Promissory Note issued to Gemini Master Fund, Ltd. September 30, 2015	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.34	Warrant issued to Gemini Master Fund, Ltd. September 30, 2015	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.35	Purchase Agreement, dated as of November 23, 2015, by and between KonaRed Corporation and Lincoln Park Capital Fund, LLC	(attached as an exhibit to our current report on Form 8-K filed on November 23, 2015)
10.36	Senior Convertible Note issued to Lincoln Park Capital Fund, LLC November 23, 2015	(attached as an exhibit to our current report on Form 8-K filed on November 23, 2015)
10.37	Warrant issued to Lincoln Park Capital Fund, LLC November 23, 2015	(attached as an exhibit to our current report on Form 8-K filed on November 23, 2015)
10.38	Purchase Agreement, dated as of December 3, 2015, by and between KonaRed Corporation and Vista Capital Investments LLC	(attached as an exhibit to our current report on Form 8-K filed on December 4, 2015)
10.39	Subordinated Promissory Note issued to Vista Capital Investments LLC. December 3, 2015	(attached as an exhibit to our current report on Form 8-K filed on December 4, 2015)
10.40	Form of unit offers form of subscription agreement including warrant (applicable to all 2016 unit offers)	(attached as an exhibit to our annual report on Form 10-K filed on April 13, 2016)
10.41	Subordinated Promissory Note issued to Gonzalo Camet July 31, 2016	Filed herewith
10.42	Debt Conversion Agreement dated August 30, 2016 by and between KonaRed Corporation and Black Mountain Equities Inc.	Filed herewith

Exhibit Number	Description	Filed
(10)	Material Contracts (continued)
10.43	Form of stock offering subscription agreement August 2016	Filed herewith
10.44	Note Maturity Extension Agreement, dated as of September 23, 2016 by and between KonaRed Corporation and Gemini Master Fund, Ltd.	Filed herewith
10.45	Settlement Agreement, dated as of October 18, 2016 by and between KonaRed Corporation and Splash Beverages Group, Inc.	(attached as an exhibit to our current report on Form 8-K filed on October 21, 2016)
10.46	Supply Agreement, dated October 28, 2016 by and between KonaRed Corporation, Flavor Producers, Inc. and Creative Flavor Concepts, Inc.	(attached as an exhibit to our current report on Form 8-K filed on December 7, 2016)
10.47	Note Exchange Agreement, dated as of November 7, 2016 by and between KonaRed Corporation and Black Mountain Equities Inc.	Filed herewith
10.48	Convertible Note issued November 7, 2016 to Black Mountain Equities Inc.	Filed herewith
10.49	Note Maturity Extension Agreement, dated as of December 2, 2016 by and between KonaRed Corporation and Vista Capital Investments LLC	Filed herewith
10.50	Purchase Agreement, dated as of December 6, 2016, by and between KonaRed Corporation and PCF Holdings Group, LLC	(attached as an exhibit to our current report on Form 8-K filed on December 7, 2016)
10.51	Form of warrants issued to PCF Holdings Group, LLC	(attached as an exhibit to our current report on Form 8-K filed on December 7, 2016)
10.52	Notes Maturities Extension Agreement, dated as of December 16, 2016 by and between KonaRed Corporation and Lincoln Park Capital Fund, LLC	(attached as an exhibit to our current report on Form 8-K filed on December 20, 2016)
10.53	Warrant issued to Lincoln Park Capital Fund, LLC December 16, 2016	(attached as an exhibit to our current report on Form 8-K filed on December 20, 2016)
10.54	VDF Senior Note & Pledge and Security Agreement Addendums, dated as of January 4, 2017 by and between KonaRed Corporation and VDF FutureCeuticals, Inc.	Filed herewith
10.55	Resignation Letter received from Director William Van Dyke January 20, 2017	(attached as an exhibit to our current report on Form 8-K filed on January 23, 2017)
10.56	Notes Maturity Extension Agreement, dated as of January 27, 2017 by and between KonaRed Corporation and Gonzalo Camet	(attached as an exhibit to our current report on Form 8-K filed on January 30, 2017)
10.57	Subordinated Promissory Note issued to SFC Investment SA February 14, 2017	Filed herewith
(14)	Code of Ethics
14.1	Code of Ethics	(attached as an exhibit to our annual report on Form 10-K filed on March 8, 2014)
(31)	Certifications
31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
(101)	Interactive Data File
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Taxonomy Extension Labels Linkbase Document	Filed herewith
101.PLE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

KONARED CORPORATION

By:	/s/ Shaun Roberts
Shaun Roberts
Chief Executive Officer, Director and Board Chair
Dated: April 12, 2016

/s/ John Dawe
John Dawe, CFA
Chief Financial Officer, Secretary & Treasurer
Dated: April 12, 2016

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shaun Roberts	Dated:	April 12, 2016
Shaun Roberts
Chief Executive Officer, Director
and Board Chair

/s/ John Dawe	Dated:	April 12, 2016
John Dawe, CFA
Chief Financial Officer, Secretary
& Treasurer

/s/ Gonzalo Camet	Dated:	April 12, 2016
Gonzalo Camet
Director

/s/ Richard Fischler	Dated:	April 12, 2016
Richard Fischler
Director

/s/ Bradley Paris	Dated:	April 12, 2016
Bradley Paris
Director

/s/ Kyle Redfield	Dated:	April 12, 2016
Kyle Redfield
Director

/s/ Steven Schorr	Dated:	April 12, 2016
Steven Schorr
Director

/s/ James S. Tonkin	Dated:	April 12, 2016
James S. Tonkin
Director