Form 10-Q
period 2017-03-31
KonaRed Corp
filed 2017-05-16
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

The issuer had 181,270,825 shares of common stock issued and outstanding as of May 15, 2017.

KONARED CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

KONARED CORPORATION
BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016

ASSETS

CURRENT ASSETS
Cash	$148,072	$68,546
Accounts receivable	309,960	120,565
Accounts receivable - related party	—	1,800
Inventory	370,818	267,830
TOTAL CURRENT ASSETS	828,850	458,741

OTHER ASSETS
Fixed assets (net of accumulated depreciation)	7,192	7,803
TOTAL OTHER ASSETS	7,192	7,803
TOTAL ASSETS	$836,042	$466,544

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$465,279	$140,007
Short term convertible notes, net of discounts	148,942	209,578
Short term debt	100,986	—
Short term debt - related party	101,973	103,353
Unearned revenue	182,986	193,020
Derivative liability	11,649	11,649
TOTAL CURRENT LIABILITIES	1,011,815	657,607

LONG TERM LIABILITIES
Long term convertible notes payable, net of discounts	984,975	869,674
TOTAL LONG TERM LIABILITIES	984,975	869,674
TOTAL LIABILITIES	1,996,790	1,527,281

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred shares, 10,000 shares with par value $0.001 authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common shares, 877,500,000 shares with par value $0.001 authorized; 177,347,287 and 162,932,882 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	177,390	162,975
Additional paid in capital	23,154,692	22,158,506
Accumulated deficit	(24,492,830)	(23,382,218)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,160,748)	(1,060,737)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$836,042	$466,544

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

REVENUE:
Product sales	$585,218	$145,791
Shipping and delivery	4,847	3,697
Total sales	590,065	149,488

Cost of Goods Sold	397,228	117,591
GROSS MARGIN	192,837	31,897

OPERATING EXPENSES:
Research and development	518	755
Advertising and marketing	41,593	105,449
General and administrative expenses	847,506	564,486
Total operating expenses	889,617	670,690
Loss from operations	(696,780)	(638,793)

OTHER INCOME (EXPENSE):
License fee	10,000	—
Interest expense	(180,315)	(36,396)
Amortization expense - notes discounts	(243,517)	(143,403)
Change in fair market value of derivative liability	—	570
Total other income (expense)	(413,832)	(179,229)
Loss before income taxes	$(1,110,612)	$(818,022)
Provision for income taxes	—	—
Net Loss	$(1,110,612)	$(818,022)

Basic and diluted loss per common share	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding	169,235,234	113,140,488

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Ending balance – December 31, 2015	108,769,515	$108,787	$19,616,012	$(20,081,389)	$(356,590)
Common shares issued for cash	32,150,000	32,150	1,053,850	—	1,086,000
Common shares issued under equity line	6,450,000	6,450	316,486	—	322,936
Common shares issued for services	5,482,750	5,484	266,087	—	271,571
Common shares issued for equity line underwriting fees	21,529	43	(43)	—	—
Common shares issued as compensation	7,597,544	7,598	397,779	—	405,377
Common shares issued for convertible notes redemptions	1,975,000	1,975	120,750	—	122,725
Common shares issued for interest payments	486,544	488	24,853	—	25,341
Additional paid-in capital related to warrant issuances	—	—	315,658	—	315,658
Additional paid-in capital related to convertible notes beneficial conversion features	—	—	47,074	—	47,074
Net loss – year ended December 31, 2016	—	—	—	(3,300,829)	(3,300,829)
Ending Balance – December 31, 2016	162,932,882	$162,975	$22,158,506	$(23,382,218)	$(1,060,737)
Common shares issued for cash	4,511,363	4,512	237,988	—	242,500
Common shares issued for convertible notes redemptions	7,153,700	7,154	473,868	—	481,022
Common shares issued for services	2,095,500	2,096	114,499	—	116,595
Common shares issued as compensation	653,842	653	35,961	—	36,615
Additional paid-in capital related to option issuances	—	—	133,870	—	133,870
Net loss – period ended March 31, 2017	—	—	—	(1,110,612)	(1,10,612)
Ending Balance – March 31, 2017	177,347,287	$177,390	$23,154,692	$(24,492,830)	$(1,160,748)

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

OPERATING ACTIVITIES:
Net loss	$(1,110,612)	$(818,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	611	611
Stock issued for compensation	36,615	50,952
Stock issued for services	116,595	32,758
Option grants expense	133,870	—
Change in fair market value of derivative liability	—	(570)
Amortization of notes payable discounts	243,517	164,655
Loss on debt conversions	149,487	—
Change in operating assets and liabilities:
Accounts receivable	(187,595)	(15,546)
Inventory	(102,988)	109,319
Prepaid expenses	—	(22,249)
Other current assets		—
Accounts payable and accrued liabilities	352,653	7,633
Accrued interest	14,907	8,190
Unearned revenue	(10,034)	528
NET CASH USED IN OPERATING ACTIVITIES	(362,974)	(481,741)

FINANCING ACTIVITIES:
Proceeds from long term convertible notes payable	100,000	75,000
Borrowing on short term debt	100,000	—
Repayments on short term debt	—	(22,500)
Proceeds from issuance of common stock for cash	242,500	384,511
NET CASH PROVIDED BY FINANCING ACTIVITIES	442,500	437,011

NET INCREASE (DECREASE) IN CASH	79,526	(44,730)

CASH, Beginning of Period	68,546	148,769

CASH, End of Period	$148,072	$104,039

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Cash paid during the year for:
Interest	$3,945	$—
Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Discount on derivative	$—	$1,997
Shares issued as commitment fees - offering costs	$—	$28
Interest paid by stock issuances	$—	$6,952
Debt converted to common stock	$327,664	$—

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents recorded for the periods ended March 31, 2017 and December 31, 2016.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Deferred Revenue
Revenue from customer purchase agreements is recorded as unearned revenue and amortized over the term of the agreements. At March 31, 2017 and December 31, 2016, unearned revenues were $182,986 and $193,020 respectively. Unearned revenue is comprised of the unamortized portion of a $200,000 cash payment we received during the year ended December 31, 2016 for a non-refundable signing fee from a strategic supplier partnership arrangement; and for online subscriptions wherein we ship a scheduled amount of product to online retail subscribers each month.

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the periods ended March 31, 2017 and March 31, 2016, the Company wrote off accounts receivable totaling $nil and $nil, respectively. There were no allowances for doubtful accounts recorded for the period ended March 31, 2017 or the year ended December 31, 2016.

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

Customer shipping expenses
In accordance with guidance provided in EITF Abstracts Issue No. 00-10 'Accounting for Shipping and Handling Fees and Costs', the Company records costs for products shipped to customers within general and administrative expenses, rather than within COGS. Prior to the year ended December 31, 2016, these costs were included within COGS and COGS for the period ended March 31, 2016 shown in these financial statements were adjusted to reflect the change in accounting policy for fiscal 2016. During the periods ended March 31, 2017 and March 31, 2016, customer shipping expenses totaled $59,843 and $20,448 respectively.

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

No liability for unrecognized tax benefits was recorded as of March 31, 2017 and December 31, 2016.

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

As of March 31, 2017, the Company had outstanding a senior convertible note (the "VDF Note") with a balance of $984,975, net of a discount of $16,786. At March 31, 2017 the VDF Note had an embedded derivative valued at $11,649. As of December 31, 2016, the VDF Note had a balance of $869,674 net of a discount of $16,786 and the embedded derivative liability was valued at $11,649. During the period ended March 31, 2017, $115,301 of principal was accrued to the VDF Note. This was comprised of a patent license fee of $100,000 and accrued interest of $15,301. The net amount of the Change in Fair Value of Derivatives for the period ended March 31, 2017 was $nil.

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using the treasury stock method; and convertible preferred stock and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company currently has options, warrants and convertible debt outstanding, and no convertible preferred stock has been issued. Common stock equivalents pertaining to the options, warrants and convertible debt were not included in the computation of diluted net loss per common share in these financial statements because the effect would have been anti-dilutive due to the net losses for the periods ended March 31, 2017 and March 31, 2016.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times, such cash may be in excess of the FDIC limit. With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

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

The Company's Level 1 assets and liabilities consist of cash, accounts receivable, accounts receivable - related party, inventories net, of any inventory allowance, accounts payable and accrued liabilities, short term debt, net of discounts, long term convertible note, net of discount, and unearned revenue. Pursuant to ASC 820, the fair value of these assets and liabilities is determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. Level 2 assets and liabilities consist of a derivative liability arising from a convertible note payable. Pursuant to ASC 820, the fair value of this liability is determined based on Level 2 inputs, which consisted of a valuation by an accredited third party expert. We do not currently have any assets or liabilities which are classified under the criterion of Level 3.

Level components:	As of March 31, 2017	As of December 31, 2016
Cash	$148,072	$68,546
Accounts receivable	309,960	120,565
Accounts receivable - related party	-	1,800
Inventories	370,818	267,830
Acc/payable and accrued liabilities	465,279	140,007
Short term convertible notes, net of discounts	148,942	209,578
Short term debt	100,986	-
Short term debt - related party	101,973	103,353
Long term convertible note, net of discount	984,975	869,674
Unearned revenue	182,986	193,020
Level 1 total	$2,813,991	$1,974,373
Derivative liability	$11,649	$11,649
Level 2 total	$11,649	$11,649
(nil)	-	-
Level 3 total	$Nil	$Nil

It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments which it holds.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Advertising
Costs for advertising are expensed when incurred. Advertising and marketing costs totaled $41,593 and $105,449 for the periods ended March 31, 2017 and March 31, 2016, respectively. Costs for product promotion and investor relations are included with advertising to form advertising and marketing expenses. When these other costs are excluded, advertising comprised $8,563 and $7,830 for the periods ended March 31, 2017 and March 31, 2016, respectively.

Fixed Assets
Fixed assets are recorded at cost. Depreciation is calculated on a straight line method over the estimated useful lives of the various assets as follows:

ASSET	Depreciation Term

Furniture and equipment	5 - 7 years
Warehouse fixtures	10 years

During the periods ended March 31, 2017 and March 31, 2016: (a) depreciation for furniture and equipment of $524 and $524 was respectively recorded; and (b) depreciation for warehouse fixtures of $87 and $87 was respectively recorded. Accumulated depreciation for all fixed assets totaled $7,482 at March 31, 2017.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses totaling $24,492,830 as of March 31, 2017 and has a incurred a net loss for the current period of $1,110,612. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. As needed, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. To address these issues, during the period ended March 31, 2017, the Company received a loan of $100,000 from a long term shareholder of the Company director, raised $242,500 from private placement equity offerings, and benefited from conversion of $327,664 of debt into equity. We anticipate we will continue to raise funds through private placement equity sales in the near future.

NOTE 4 – Inventory

Inventory includes raw materials and finished goods. Finished goods contain direct materials and other manufacturing costs charged directly by third party manufacturing vendors. Inventory consists of the following:

	March 31, 2017	December 31, 2016

Raw materials	$105,434	$105,035
Finished goods	265,384	162,795
Inventory allowance	—	—
Total	$370,818	$267,830

During the period ended March 31, 2017 and the year ended December 31, 2016, the Company respectively wrote down inventory by $12,034 and $24,769, respectively to account for expired inventory which had been write-off and disposed of, and for minor manufacturing process shrinkages. The Company recognized $nil and $nil recovery in inventory allowance respectively for the period ended March 31, 2017 and the year ended December 31, 2016. At March 31, 2017 the Company had $nil of reserved inventory and all inventory was valued at full cost.

NOTE 5 – Fixed Assets

Fixed assets at March 31, 2017 and December 31, 2016 respectively comprised: (a) furniture and equipment totaling $5,019 and $5,543, net of accumulated depreciation of $6,183 and $5,659; and (b) warehouse fixtures totaling $2,173 and $2,260, net of accumulated depreciation of $1,299 and $1,212.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – Amortization of License Fee

During the year ended December 31, 2016, unearned revenue included a cash payment we received for a non-refundable signing fee of $200,000 from a strategic supplier partnership arrangement (the "FP Agreement"). The FP Agreement was executed on October 28, 2016 and because this was included in a license fee agreement, to conform with generally accepted accounting principles it is recorded as unearned revenue which is to be amortized over the five year life of the agreement.

Revenue amortizations under the FP License agreement have been, and will be, recorded as income based on the following schedule:

Total for the Year Ended	Amount
2016	$7,014
2017 - Quarter One	$10,000
2017 - Quarter Two	$10,000
2017 - Quarter Three	$10,000
2017 - Quarter Four	$10,000
2018 - total	$40,000
2019 - total	$40,000
2020 - total	$40,000
2021 - total	$32,877
TOTAL	$200,000

NOTE 7 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes

September 2015 Notes:

At March 31, 2017, the balances on the September 2015 Notes were $nil and both notes were fully repaid.

On September 30, 2015, we issued two subordinated promissory notes ("September 2015 Note One" and "September 2015 Note Two", collectively, the "September 2015 Notes") to two lenders (the "September 2015 Lenders"). The September 2015 Notes included customary default provisions, were not secured and were subordinated to senior notes issued by the Company. September 2015 Note One had a face value of $100,000 and September 2015 Note Two had a face value of $150,000. The interest rate on each note was 8% per annum and this amount fully accrued upon issuance and added $8,000 to September 2015 Note One and $12,000 to September 2015 Note Two to bring the total balances due on each note to $108,000 and $162,000, respectively. The September 2015 Notes each included a 10% original issuance discount ("OID") which resulted in total net proceeds to the Company of $225,000. As an inducement for the loans, on September 30, 2015 the September 2015 Lenders received five‑year warrants, with cashless exercise rights, to purchase restricted shares of our common stock at an exercise price of $0.08 per share. September 2015 Note One Lender received 1,250,000 warrants which was valued using a Black-Scholes model at $67,115; and September 2015 Note Two Lender received 1,875,000 warrants which were valued using a Black-Scholes model at non-cash cost of $100,673. During the period ended March 31, 2016, a total of $41,718 of the warrant discounts on the September 2015 Notes was recorded as amortization expenses and a total $6,216 of the OID amortizations was recorded as interest expenses.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes  (continued)

During the period ended March 31, 2017, the holder of September 2015 Note Two converted the remaining balance of $65,000 due on the note into 1,625,000 shares valued at $128,463 based on a market close prices on dates of issuance. The conversions resulted in a $63,463 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. Concurrent with the conversions, the remaining $16,527 of the warrant discount on September 2015 Note Two was recorded as an amortization expense and the remaining $8,062 OID was recorded as interest expense.

During the year ended December 31, 2016, the Company timely met a series of scheduled cash payments on September 2015 Note One totaling $49,000 and on August 30, 2016 redeemed the balance of $59,000 due through issuance of 1,475,000 shares valued at $95,875 based on a market close price on date of issuance. The $36,875 difference between the cash redemption balance and the value of the shares redemption was treated as a conversion loss and recorded as an additional non-cash interest expense. At time of redemption on August 30, 2016 the remaining $50,245 of the warrant discount on September 2015 Note One was recorded as an amortization expense and the remaining $7,486 OID was recorded as interest expense.

December 2015 Note:

At March 31, 2017, the balance on the December 2015 Note was $nil and the note was fully repaid.

On December 3, 2015, we issued a subordinated promissory note (the "December 2015 Note") to one lender (the "December 2015 Lender") in the aggregate amount of $110,000 (the "Original Principal"). The December 2015 Note bears interest at 8% per annum and this amount fully accrued upon execution of the loan and added $8,800 to the balance due at issuance date. The principal and interest was due and payable in full on December 3, 2016 ("Maturity Date") and had a re-payment schedule which required payments of $39,600 respectively on sixth, ninth and twelfth month anniversary dates of issuance. The December 2015 Notes included an aggregate $10,000 original issuance discount ("OID") which resulted in net proceeds of $100,000. The December 2015 Note provides for customary events of default was not secured, and was subordinated to senior notes issued by the Company and ranked equally with other debt issued by the Company. As an inducement for the loan, the Company issued the December 2015 Lender 500,000 restricted common shares valued at a non-cash cost of $30,050. During the period ended March 31, 2017, the holder of December 2015 Note converted the remaining balance of $39,600 due on the note into 990,000 shares valued at $61,578 based on a market close price on date of issuance. The conversion resulted in a $21,978 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. Concurrent with the conversion, the remaining $6,340 of the BCF discount on the December 2015 Note was recorded as an amortization expense and the remaining $1,179 OID was recorded as interest expense. During the period ended March 31, 2016, $2,486 of the OID amortization was recorded as an interest expense. At December 31, 2016, the balance on the December 2015 Note was $32,081. This included the remaining face value and accrued interest totaling $39,600, net of an unamortized BCF discount of $6,340 and an unamortized OID discount of $1,179. During the year ended December 31, 2016, the Company timely met two scheduled cash payments totaling $79,200 and, prior to scheduled redemption date, on December 2, 2016 the lender extended the maturity date of the note to March 7, 2016 in exchange for 300,000 shares of the Company and the right to convert the balance of $39,600 into common shares of the Company at a price of $0.04 per share. On December 2, 2016, the Company's closing share price was $0.05 which created a BCF valued at $9,405 and a non-cash cost for the shares issuance of $15,000.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes (continued)

LPC Note One:

On August 18, 2015, we issued a Senior Convertible Note ("LPC Note One") to a third party ("LPC") in the amount of $250,000. LPC Note One was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest was originally due and payable in full on December 31, 2016 and LPC Note One. Interest may be paid via issuance of the Company's common stock if the Company meets certain conditions that would allow the issuance of the Company's common stock without any trading restrictions. LPC Note One has a $25,000 original issuance discount ("OID") which resulted in net proceeds of $225,000. The Company has the right to prepay LPC Note One, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note One provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note One. LPC Note One is not secured and is subordinated to the VDF Note, ranks equally with LPC Note Two, and ranks above other debt issued by the Company. The principal amount of LPC Note One and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.07 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note One. At no time may LPC Note One be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. As an inducement for the loan, on August 18, 2015 the Company granted LPC 3,750,000 six year warrants, which includes a cashless exercise provision, to purchase 3,750,000 restricted shares of our common stock at an exercise price of $0.10 per share which was valued using a Black-Scholes model at a non-cash cost of $277,014. At August 18, 2015, LPC Note One also included a BCF of $107,143 because the exercise price of LPC Note One was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note One was capped at $117,857, resulting in a total discount of $225,000. On December 16, 2016, prior to the scheduled redemption dates, LPC extended the maturities of each of its two notes from December 31, 2016 to December 31, 2017 in return for issuance by the Company of 7,000,000 six year warrants, with cashless exercise rights, to purchase 7,000,000 restricted shares of our common stock at an exercise price of $0.05 per share. The warrants were valued using a Black-Scholes model at a non-cash cost of $315,658, of which $143,481 was ascribed as an increase to the discount of LPC Note One and $172,177 was ascribed as an increase to the discount of LPC Note Two.

At March 31, 2017, the recorded balance on LPC Note One was $116,066 which included the remaining face value of $250,000 plus $3,125 accrued interest for the three months ended March 31, 2017, net of unamortized warrant and BCF discounts totaling $133,737 and an unamortized OID discount of $3,322. At December 31, 2016, the recorded balance on LPC Note One was $68,086 which included the remaining face value of 250,000, net of an unamortized warrant and BCF discounts totaling $177,505 and an unamortized OID discount of $4,409. During the periods ended March 31, 2017 and March 31, 2016, $43,741 and $40,868, respectively, of the BCF and warrant discounts were recorded as amortization expenses, and $1,087 and $4,541, respectively, of the OID amortization was recorded as interest expenses.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes (continued)

LPC Note Two:

On November 23, 2015, we issued a Senior Convertible Note ("LPC Note Two") to LPC in the amount of $300,000. LPC Note Two was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest was originally due and payable in full on December 31, 2016. Interest may be paid via issuance of the Company's common stock if the Company meets certain conditions that would allow the issuance of the Company's common stock without any trading restrictions. LPC Note Two has a $30,000 OID which resulted in net proceeds of $270,000. The Company has the right to prepay LPC Note Two, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note Two provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note Two. LPC Note Two is not secured and is subordinated to the VDF Note, ranked equally with LPC Note One, and ranks above other debt issued by the Company. The principal amount of LPC Note Two and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.05 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note Two. At no time may LPC Note Two be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. On November 23, 2015, as an inducement for the loan the Company granted LPC 5,000,000 six year warrants, which includes a cashless exercise provision, to purchase 5,000,000 shares of our restricted common stock at an exercise price of $0.07 per share which was valued using a Black-Scholes model at a cost of $253,098. At November 23, 2015, LPC Note Two also included a BCF of $102,600 because the exercise price of LPC Note Two was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note Two was capped at $167,400, resulting in a total discount of $270,000. On December 16, 2016, prior to the scheduled redemption dates, LPC extended the maturities of each of its two notes from December 31, 2016 to December 31, 2017 in return for issuance by the Company of 7,000,000 six year warrants, with cashless exercise rights, to purchase 7,000,000 restricted shares of our common stock at an exercise price of $0.05 per share. The warrants were valued using a Black-Scholes model at a non-cash cost of $315,658, of which $143,481 was ascribed as an increase to the discount of LPC Note One and $172,177 was ascribed as an increase to the discount of LPC Note Two.

During the period ended March 31, 2017, LPC converted $225,000 principal and $1,935 accrued interest due on the note into 4,538,700 shares valued at $290,981 based on market close prices on dates of issuance. The conversions resulted in a $64,046 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. Concurrent with the conversions, $168,907 of the warrant discount was recorded as an amortization expense and $4,938 OID was recorded as interest expense. For the period ended March 31, 2017, excluding the conversion amortization adjustments, $13,693 of the remaining warrant discount was recorded as amortization expense and $400 of the remaining OID was recorded as interest expense. For the period ended March 31, 2016, $60,817 of the warrant discount was recorded as amortization expense and $6,757 of the OID was recorded as interest expense.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes (continued)

At March 31, 2017, the recorded balance on LPC Note Two was $32,876. This included the remaining face value of $75,000, net of an unamortized warrant and BCF discount totaling $41,838 and an unamortized OID of $1,224. At December 31, 2016, the recorded balance on LPC Note Two was $69,000. This included the remaining face value of $300,000, net of an unamortized discount of $224,438 and an unamortized OID of $6,562.

RP Note:

On July 31, 2016, the Company issued a $100,000 note (the "RP Note") to a director of the Company for a loan. The RP Note had an original maturity date of January 27, 2017 and is classified as short term related party debt. The RP Note bears interest at 8% per annum due at maturity and may be prepaid in whole, or in part, at any time before each maturity date without prepayment penalty. As an inducement for the loan, the Company issued 340,000 restricted common shares to the lender at a non-cash cost of $15,504 valued at market close price on date of issue. At December 31, 2016, the balance due on the RP Note was $103,353 including $3,353 of accrued interest for the year ended December 31, 2016. On January 27, 2017, the lender extended the maturity of the RP Note to July 27, 2017 in return for 340,000 restricted common shares valued at $16,952 at market close price on date of issue. During the period ended March 31, 2017, $3,945 of accrued interest was paid to the lender in cash and at March 31, 2017, the balance due on the RP Note was $101,973, which included $1,973 of accrued interest for the period ended March 31, 2017.

SFC Note:

On February 14, 2017, the Company issued a $100,000 note (the "SFC Note") to a long term shareholder of the Company for a loan. The SFC Note has maturity date of August 13, 2017 and bears interest at 8% per annum due at maturity and may be prepaid in whole, or in part, at any time before each maturity date without prepayment penalty. As an inducement for the loan, the Company issued 340,000 restricted common shares to the lender at a non-cash cost of $23,800 valued at market close price on date of issue. At March 31, 2017, the balance due on the SFC Note was $100,986 including $986 of accrued interest for the period ended March 31, 2017.

NOTE 8 – Convertible Long Term Note Payable

VDF Note:

On January 28, 2014, we entered into a patent settlement with VDF FutureCeuticals, Inc. ("VDF") at which time a senior convertible note (the "VDF Note") was issued to VDF, whereby we agreed to pay principal equal to the sum of aggregate accrued and unpaid patent license fee payments plus accrued interest. The maturity of the VDF Note is December 31, 2018 unless accelerated pursuant to an event of default or the License Agreement is terminated and all accrued and unpaid obligations under the VDF Note have been paid. Due to its term the VDF Note is classified as long term debt. Interest on the note is 7% per annum, subject to an adjustment to 12% for events of default and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. At any time VDF has the option to convert any principal outstanding on the VDF Note into shares of our common stock at a conversion price determined by the terms of the VDF Note, which is subject to adjustment based on our issuance of stock and other securities and is currently $0.2157 per share. The VDF Note provides that we may, at our option, roll-over to the VDF Note

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – Convertible Long Term Note Payable (continued)

quarterly License fee payments and accrued interest and ranks senior to any other debt issued by the Company unless written consent of VDF is obtained to amend the ranking. At March 31, 2017, the VDF Note had an outstanding balance $984,975. This included the principal due of $1,001,761, net of a discount of $16,786 resulting from the embedded derivative. During the period ended March 31, 2017, a roll-over of a License fee of $100,000 was accrued to the VDF Note. At December 31, 2016, the VDF Note had an outstanding balance $869,674. This included the principal due of $886,460, net of a discount of $16,786 resulting from the embedded derivative. During the year ended December 31, 2016, License fee payments accrued to the VDF Note totaled $375,000 and accrued interest of $42,188 was added for a total addition to the VDF Note of $417,188.

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

Also as shown in the table below, prior to conversion into shares, in 2015 the Company repaid in cash a variable rate convertible note which had been issued in 2015. The Company no longer has any variable rate convertible debt outstanding and the anti-dilution clause of the VDF Senior Convertible Note is the only liability of the Company which created a derivative liability.

The following table summarizes the derivative activity for the year ended December 31, 2016 and during the period ended March 31, 2017:

Description	Total
Fair Value of derivative liabilities at December 31, 2015	$11,807
Increase due to issuance of convertible debenture - VDF license fee rollovers	7,416
Change in Fair Value	(7,574)
Fair Value of derivative liabilities at December 31, 2016	$11,649
Increase due to issuance of convertible debenture - VDF license fee rollovers	-
Change in Fair Value	-
Fair Value of derivative liabilities at March 31, 2017	$11,649

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – Derivatives (continued)

The lattice methodology was used to value the derivative liabilities related to the convertible notes, with the following assumptions.

Assumptions:	December 31, 2016

Dividend yield	0.00%
Risk-free rate for term	0.85%
Volatility	78%
Maturity dates	2 years
Stock Price	$0.0499

NOTE 10 – Related Party Transactions

During the periods ended March 31, 2017 and March 31, 2016, related party transactions included:

Chief Executive Officer, Director and Board Chair.
For the period ended March 31, 2017: (i) compensation of $24,375; (ii) office rent of $1,950; and (iii) Black-Scholes non-cash expense amortization of $35,861 related to 1,063,782 options granted on March 6, 2017 which vested immediately. For the period ended March 31, 2016: (i) compensation of $27,083; (ii) office rent of $3,900; and (iii) issuance of 150,366 restricted common shares at a cost of $0.05404 per share, for aggregate deemed compensation of $8,125.

President and Chief Operating Officer, Director.
For the period ended March 31, 2017: (i) compensation of $51,563; and (ii) Black-Scholes non-cash expense amortization of $83,481 related to 2,476,377 options granted on March 6, 2017 which vested immediately. For the period ended March 31, 2016: (i) compensation, including COBRA benefits, of $61,421; (ii) payment by the Company of $3,156 of related party accounts payable; and (iii) issuance of 318,081 restricted common shares at a cost of $0.05404 per share, for aggregate deemed compensation of $17,188. For the period ended March 31, 2015: nil transactions due to hiring date being August 10, 2015.

Chief Financial Officer, Secretary and Treasurer:
For the period ended March 31, 2017: (i) compensation of $23,438; (ii) office rent of $1,125; and (iii) issuance of 653,842 restricted common shares at a non-cash cost of $0.056 per share, for aggregate deemed compensation of $36,615. For the period ended March 31, 2016: (i) compensation of $31,250; (ii) office rent of $2,250; and (iii) issuance of 462,663 restricted common shares at a cost of $0.05404 per share, for aggregate deemed compensation of $25,000.

Non-executive Director One:
For the periods ended March 31, 2017 and March 31, 2016: nil transactions, respectively.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Related Party Transactions (continued)

Non-executive Director Two:
For the period ended March 31, 2017: (i) purchase of 909,091 restricted common shares at $0.055 per share for aggregate proceeds of $50,000 by a holding company wholly owned by Director Two; and (ii) extension of the maturity of a prior loan of $100,000 to the Company in return for an inducement fee of 340,000 restricted common shares priced at a closing market of $0.0488 per share on date of issue for a deemed non-cash cost of $16,592. For the period ended March 31, 2016: purchase of 1,875,000 units priced at $0.04 per unit for aggregate proceeds of $75,000 with each unit including one restricted common share and one five year warrant exercisable at $0.055 per share. For the period ended March 31, 2015: nil transactions.

Non-executive Retiring Director:
During the period ended March 31, 2017 Retiring Director resigned from the Board at which time the Company re-priced 750,000 options he held from an exercise price of $0.17 per share to an exercise price of $0.05 per share and issued him an additional 150,000 options with the same three year remaining maturity. The exercise price of the new options was set on date of grant and these options vested immediately. The combined Black-Scholes options pricing model cost of the transactions was $14,528. For the period ended March 31, 2016: receipt by the Company of payment from Retiring Director of $18,000 of related party accounts receivable.

Non-executive Director Three:
For the period ended March 31, 2017: nil transactions. (Not-applicable for the period ended March 31, 2016 due to Director Three joining the Board in October 2016).

Non-executive Director Four:
For the period ended March 31, 2017: nil transactions. (Not-applicable for the period ended March 31, 2016 due to Director Four joining the Board in December 2016).

Non-executive Director Five:
For the period ended March 31, 2017: issuance of 250,000 restricted common shares at a non-cash cost of $0.0484 per share for aggregate deemed compensation of $12,100 as an inducement to join the Board. (Not-applicable for the period ended March 31, 2016 due to Director Five joining the Board in January 2017).

At March 31, 2017 and December 31, 2016, the Company had related party accounts payable of $nil and $nil, respectively; and shareholder loans of $nil and $nil, respectively.

NOTE 11 – Equity

Overview:

Our authorized capital stock consists of 877,500,000 shares of common stock, with a par value of $0.001 per share; and 10,000 shares of preferred stock at a par value of 0.001. The holders of common stock have dividend rights, liquidation rights and voting rights of one vote for each share of common stock. There are no preferred shares issued and outstanding and the terms of any future preferred shares issuances will be as determined by the Board of Directors. As of March 31, 2017, there were 177,347,287 shares of our common stock issued and outstanding.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

2017 Share Transactions

On January 23, 2017, we issued 250,000 restricted common shares at $0.0484 per share to a new director at market close price on date of grant as an inducement fee for joining our Board for a deemed non-cash cost of $12,100. These shares were issued to one Accredited Investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 26, 2017, we issued 340,000 restricted common shares at $0.0488 per share to an Accredited Investor related party at market close price on date of grant as an inducement fee extension of the maturity of a promissory note for a deemed non-cash cost of $16,592. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On  February 14, 2017, we remedially executed a private placement related to Unit Offer #3 which raised $15,000 through the sale of 375,000 units. Each unit was priced at $0.04 per unit and comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares and embedded value of the warrants is based on the valuations done for Unit Offer #3. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants were valued using a Black-Scholes model at a non-cash cost of $16,463. At March 31, 2017, none of these warrants had been exercised.

On February 14, 2017, we issued 340,000 restricted common shares to an Accredited Investor long term shareholder at $0.07 per share at market close price on date of grant as an inducement fee for a $100,000 promissory note for a deemed non-cash cost of $23,800. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

During January, 2017, in two transactions we issued at total of 1,625,000 common shares at $0.04 per share for conversion by September 2015 Note Two Purchaser of the remaining $65,000 due on September 2015 Note Two. The market values of the shares totaled $128,463 based on a market close prices on dates of issuance. The conversions resulted in a $63,463 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. These conversions fully paid the note and no further payments are due. These shares were issued to an Accredited Investor with reliance on the exemptions from registration requirements provided in the Securities Act of 1933, as amended, Section 4(1) and Rule 144.

During February, 2017, we issued 1,500,000 restricted common shares to two prior unit offering subscribers for exercises of 1,500,000 warrants they held at the exercise price $0.055 per share for proceeds of $82,500. These subscribers are Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On February 22, 2017, we issued 990,000 common shares at $0.04 per share for conversion by December 2015 Lender of the remaining $39,600 due on the December 2015 Note. The value of the shares was $61,578 based on a market close price on date of issuance. The conversion resulted in a $21,978 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. This conversion fully paid the note and no further payments are due. These shares were issued to one Accredited Investor with reliance on the exemptions from registration requirements provided in the Securities Act of 1933, as amended, Section 4(1) and Rule 144.

During the period ended March 31, 2017 in four transactions, LPC converted $225,000 principal and $1,935 accrued interest due on LPC Note Two at a conversion price of $0.05 per share into 4,538,700 shares valued at $290,981 based on market close prices on dates of issuance. The conversions resulted in a $64,046 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. These shares were issued to one Accredited Investor with reliance on the exemptions from registration requirements provided in the Securities Act of 1933, as amended, Section 4(1) and Rule 144.

On March 1, 2017, we issued 1,100,000 restricted common shares at $0.0548 per share at market close price on date of grant for consultant services rendered for a deemed cost of $60,280. These shares were issued to one Accredited Investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 2, 2017, we issued 15,500 restricted common shares at $0.0518 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $803. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 6, 2017, we issued 653,842 restricted common shares to a company wholly owned by our CFO at a price of $0.0559 on date of grant as compensation for a deemed cost of $36,615. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 7, 2017, we issued 50,000 restricted common shares at $0.0604 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $3,020. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

During the period ended March 31, 2017, we raised $145,000 through a private placement stock offering which sold 2,636,363 restricted common shares at $0.055 per share. These shares were issued to five Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

In February 2016, we executed a private placement unit offering which raised $171,000 through the sale of 4,275,000 units priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $227,160 and the embedded value of the warrants based on a Black-Scholes option pricing model was $182,910. These shares were issued to four US persons who are Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

From April to May 2016, we executed a private placement unit offering which raised $394,000 through the sale of 9,850,000 units priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $532,443 and the embedded value of these warrants based on a Black-Scholes option pricing model was $426,730. These shares were issued to nine US persons who are Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

From July to September 2016, we executed a private placement offering which raised $101,000 through the sale of 2,525,000 units priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $168,525 and the embedded value of the warrants based on a Black-Scholes option pricing model was $132,571. These shares were issued to eight persons who are Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

For the three months ended September 30, 2016, we issued to LPC: (a) 45,629 restricted shares at $0.0561 per share for a deemed cost of $2,560 for interest accrued on LPC Note One for the period from July 1, 2016 to September 30, 2016; and (b) 76,660 restricted shares at $0.0561 per share for a deemed cost of $4,301 for interest accrued on LPC Note Two for the period from July 1, 2016 to September 30, 2016. These shares were issued at market close price on date of grant to one US company, which is an Accredited Investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

Warrants:

2017 Warrant Transactions

On  February 14, 2017, we remedially executed a private placement related to Unit Offer #3 which raised $15,000 through the sale of 375,000 units. Each unit was priced at $0.04 per unit and comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares and embedded value of the warrants is based on the valuations done for Unit Offer #3. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants were valued using a Black-Scholes model at a non-cash cost of $16,463. At March 31, 2017, none of these warrants had been exercised.

During February, 2017, we issued 1,500,000 restricted common shares to two prior unit offering subscribers for exercises of 1,500,000 warrants they held at the exercise price of $0.055 per share for proceeds of $82,500. These subscribers are Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

The fair valuations for warrants were done on date of grant using a Black Scholes option pricing model with the following assumptions:

Warrant issuances	Risk free rate*	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price

December 16, 2016	2.24%	0.0%	2.0 years	106%	6.0 years	$0.050	$0.0451
December 6, 2016 #1	1.83%	0.0%	2.0 years	106%	5.0 years	$0.055	$0.05
December 6, 2016 #2	1.40%	0.0%	2.0 years	106%	3.0 years	$0.020	$0.05
December 6, 2016 #3	0.96%	0.0%	2.0 years	106%	1.5 years	$0.025	$0.05
Unit Offer #3	1.16% to 1.22%	0.0%	2.0 years	108% to 108%	5.0 years	$0.055	$0.0561 to $0.0639
Unit Offer #2	1.22% to 1.38%	0.0%	2.0 years	113% to 114%	5.0 years	$0.055	$0.0489 to $0.060
Unit Offer #1	1.11% to 1.33%	0.0%	2.0 years	115% to 116%	5.0 years	$0.055	$0.0504 to $0.0559
*(based on US Treasury Constant Maturities matching estimated life)

The following table summarizes the Company's warrant activity for the period ended March 31, 2017 and the year ended December 31, 2016:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)*		Intrinsic Value**

Outstanding at December 31, 2015	17,659,848	$0.090	4.14	$	Nil
March 29, 2016 - Unit Offer #1	4,275,000	0.055	3.87		Nil
May 31, 2016 - Unit Offer #2	9,850,000	0.055	4.12		Nil
September 30, 2016 - Unit Offer #3	2,525,000	0.055	4.45		Nil
December 6, 2016 - PCF warrant #1	12,500,000	0.055	4.68		Nil
December 6, 2016 - PCF warrant #2	12,500,000	0.20	2.68		Nil
December 6, 2016 - PCF warrant #3	12,500,000	0.25	1.18		Nil
December 16, 2016 - Note maturity extension	7,000,000	0.050	5.71		Nil
Outstanding at December 31, 2016	78,809,848	$0.150	3.77	$	Nil
February 14, 2017 - Unit Offer #3 (remedial)	375,000	0.055	4.45		Nil
February, 2017 - Unit warrants exercises	(1,500,000)	0.055	-		-
Outstanding at March 31, 2017	77,684,848	$0.150	3.52	$	Nil
*  (remaining term as of March 31, 2017)
**(intrinsic value based on the closing share price of $0.0693 on March 31, 2017)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

Options:

On January 20, 2017, as compensation to a retiring director we re-priced 750,000 options he held from an exercise price of $0.17 per share to an exercise price of $0.05 per share and issued him an additional 150,000 options with the same three year remaining maturity. The exercise price of the new options was set on date of grant and these options vested immediately. The combined Black-Scholes options pricing model cost of the transactions was $14,528.

On March 6, 2017, we issued 1,063,782 five year options with an exercise price of $0.0559 set on date of grant to our CEO as compensation. These options vested immediately and had a Black-Scholes options pricing model cost of $35,861.

On March 6, 2017, we issued 2,476,377 five year options with an exercise price of $0.0559 set on date of grant to our President & COO as compensation. These options vested immediately and had a Black-Scholes options pricing model cost of $83,481.

The fair valuations for outstanding options were done on date of grant using a Black Scholes option pricing model with the following assumptions:

Option	Risk free rate*	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price

March 6, 2017 Options	2.02%	0.0%	2 years	96%	5 years	$0.0559	$0.0559
January 20, 2017 Options	1.47%	0.0%	2 years	104%	2.9 years	$0.05	$0.05
December 19, 2014 Options	0.85%	0.0%	2.5 years	205%	2.5 years	$0.17	$0.17
*(based on US Treasury Constant Maturities matching estimated life)

A summary of changes in outstanding stock options for the period ended March 31, 2017 and the year ended December 31, 2016 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)*		Intrinsic Value**

Outstanding at December 31, 2015	7,000,000	$0.19	2.72	$	Nil
Expiry of options	(250,000)	0.70	-		-
Outstanding at December 31, 2016	6,750,000	$0.17	2.72	$	Nil
January 20, 2017 grant	150,000	0.05	2.72		0.0193
March 6, 2017 grants	3,540,159	0.0559	4.93		0.0134
Outstanding at March 31, 2017	10,440,159	$0.12	3.47	$	Nil
*  (remaining term as of March 31, 2017)
**(intrinsic value based on the closing share price of $0.0693 on March 31, 2017)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

The following table summarizes information about the options outstanding at March 31, 2017:

	Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*

$0.17	6,750,000	$0.17	$nil	2.72	6,750,000	$0.17	$nil	2.72
$0.05	900,000	$0.05	$17,370	2.72	900,000	$0.04	$17,370	2.72
$0.0559	3,540,159	$0.0559	$47,438	4.93	3,540,159	$0.0559	$47,438	4.93
Totals	10,440,159	$0.12	$64,808	3.47	10,440,159	$0.12	$64,808	3.47
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

VDF Agreements
On January 28, 2014 we entered into a coffee fruit patent license, Coffeeberry® trademark license and raw materials supply agreement with VDF FutureCeuticals, Inc. ("VDF"). This arrangement was structured on a series of agreements to settle claims asserted by and against the parties with respect to an action filed by VDF against our predecessor company SITC; and resolve a petition for cancellation of certain trademark registrations filed by SITC. A summary of each agreement is as follows:

License Agreement
The License Agreement comprises a coffee fruit patent license, Coffeeberry® trademark license and raw materials supply agreement. The key elements include: (a) Patents and Trademark License: In exchange for Alternative Minimum Payments and royalties (and the terms and conditions related to raw materials discussed below), VDF granted us a non-exclusive, non-transferrable, non-sublicensable license to use and practice certain VDF patent rights and a non-exclusive license to use certain VDF trademarks and trademark rights; and (b) Raw Materials: VDF will supply us with raw materials. We are also permitted to have raw materials manufactured by a third party (subject to some limitations) solely for the use in the products that we sell. Additionally, we must share with VDF all details of certain input raw materials. The License Agreement requires us to make quarterly payments, which may be a base amount (an "Alternative Minimum Payment", or "AMP"), or be grossed up to a higher amount subject to our use of rights under the License. We may rollover AMPs to the VDF senior convertible note (the "VDF Note").

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

VDF Note
The VDF Note, as amended, is a senior convertible note with a maturity date of December 31, 2018. Payment requirements are accelerated pursuant to an event of default, or if the License Agreement is terminated. Interest on the Senior Convertible Note is 7% per annum, subject to adjustment to 12% for events of default. By maturity, we must pay VDF all principal plus accrued interest and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. No indebtedness shall rank senior to the payments due under the VDF Note unless prior written consent of VDF is obtained and payments under the note are secured by the Security Agreement as described below. At any time and at the option of VDF, principal outstanding on the VDF Note may be converted into restricted common shares of the Company. The conversion price of the VDF Note is presently $0.2157 per share.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – Commitments and Contingencies (continued)

Pledge and Security Agreement
Under the Pledge and Security Agreement, as amended, we pledged collaterally assigned and granted to VDF a security interest in all of our right, title and interest, whether now owned or hereafter acquired, in and to our Company's property to secure the prompt and complete payment and performance of obligations existing under any of the agreements.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – Subsequent Events

Subsequent to the period ended March 31, 2017, LPC converted the remaining $75,000 principal and $1,125 accrued interest due on LPC Note Two at a conversion price of $0.05 per share into 1,522,500 shares valued at $111,143 based on market close price on date of issuance. The conversion resulted in a $35,018 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. Concurrent with the conversion, the $41,838 warrant discount was recorded as an amortization expense and the remaining $1,224 OID was recorded as interest expense. These shares were issued to one Accredited Investor with reliance on the exemptions from registration requirements provided in the Securities Act of 1933, as amended, Section 4(1) and Rule 144. This conversion fully paid all amounts due on LPC Note Two and the note is extinguished.

Subsequent to the period ended March 31, 2017, LPC exercised on a cashless basis 5,000,000 warrants it held into 1,264,674 common shares.  These warrant had been issued with LPC Note Two and this effected full exercise of that warrant.

Subsequent to the period ended March 31, 2017, pursuant to a letter agreement, LPC exercised 1,136,364 warrants which it had been issued on January 27, 2014 into 1,136,364 restricted common shares for the exercise price of $0.15 per share to provide the Company with aggregate proceeds of $170,455. At this same time, the Company issued to LPC 5,000,000 six year warrants with an exercise price of $0.05. The warrants were valued using a Black-Scholes model at a non-cash cost of $342,480. At current date, none of these warrants had been exercised. Copies of the letter agreement and warrant are attached to this Report as exhibit 10.1.

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

The evidence of consumer demand for Cold Brewed Coffee is in the numbers. According to SPINS data for the 52 weeks ending October 4th 2015, Cold Brewed Coffee sales reached $15.3million in Multi-Outlet and $7.3million in the Natural Channel. With dollar and unit sales in both channels exceeding 100% growth versus the prior year and the top three brands commanding over 85% share of the segment, it's evident that 2015 was just the beginning.  The category is estimated to have grown to $65million during 2016.

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
KonaRed
HAWAII ESTATE GROWN
SMALL BATCH ROASTED • NON GMO
KONA: 100% ☒ Blend ☐
BEAN: Whole ☐ Ground ☒
ROAST: Med. ☒ Esp. ☐
ROAST DATE: ________
NET WT. 10oz. ☐ 1lb. ☒
PREMIUM KONA COFFEE

Industrial Ingredient Division Launch

In December of 2015, we executed a supply contract with VDF Futureceuticals Inc, ("VDF"). We now offer an American made U.S.A Hawaiian grown coffee fruit supply to the world with both coffee fruit powders and liquid extracts to other companies B2B.

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

Supply and Distribution for Our Product

We have an agreement in place which provides a reliable and trusted source of coffee fruit supply. This is structured based on our commitment to exclusively purchase coffee fruit from the supplier and the supplier is obligated to provide coffee fruit exclusively to our company. Our company's principal supplier of raw coffee fruit is Greenwell Farms, Inc., a Hawaii corporation with a long established history as a major Hawaiian coffee supplier.

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

Market

We believe our company has established a frontrunner position in the coffee fruit and cold brew categories, boasting numerous retail entrees and continued expansion. We first established our products in the upstart coffee fruit sector on our home turf in Hawaii and then have expanded across the USA by winning placements at Kroger, Publix, Target, Vitamin Shoppe and other major retailers. We have since moved into the large and lucrative market of coffee and have expanded beyond just coffee fruit. Over 50% of Americans over the age of 18 drink coffee daily and it is a huge marketplace. We have positioned ourselves as one of the leading RTD Cold Brew Coffee product lines on the market since our February 2016 launch.

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

●
Online Retail:
The KonaRed brand has gained an increasing following of Internet based customers who purchase our products directly through our website. We plan to expand this channel though on-line marketing initiatives in parallel with our brand recognition marketing campaigns. Our website uses the Shopify platform which is an efficient method for processing and marketing online sales.

●	Raw Material Ingredient Sales: Our coffee fruit raw ingredient materials division is projected to expand based on growing industry demand for wholesale coffee fruit materials.

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

Description of Property

Our principal office and warehouse is located at 1101 Via Callejon #200, San Clemente, California 92673-4230. During the period ended March 31, 2017 and the year ended December 31, 2016 we shared our warehouse premises with a sublessee whose occupancy ended on April 7, 2017, at which time we assumed all lease payments. We also utilize offices provided by our CEO and CFO. The current distribution facility lease has a term of June 1, 2016 to May 31, 2018 and presently requires lease payments of $10,466 per month. On February 25, 2016, the lease was extended for an additional 24 month term based on lease payments of $10,466 for June 1, 2016 to May 31, 2017 and $10,793 for June 1, 2017 to May 31, 2018. We believe that the condition of our principal office and warehouse are satisfactory, suitable and adequate for our current needs.

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

Deferred Revenue

Revenue from customer purchase agreements is recorded as unearned revenue and amortized over the term of the agreements. At March 31, 2017 and December 31, 2016, unearned revenues were $182,986 and $193,020, respectively. Historically, unearned revenue comprised of amortization of online subscriptions wherein we ship a scheduled amount of product to online retail subscribers each month and during the year ended December 31, 2016, unearned revenue was increased based on a cash payment we received for a non-refundable signing fee of $200,000 from a strategic supplier license (the "FP Agreement"). The FP license fee will be amortized over the term of the license, which translates to addition of $10,000 per year to our Other Income.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of our Company for the periods ended March 31, 2017 and March 31, 2016. A summary is as follows:

	Three Months ended March 31, 2017	Three Months ended March 31, 2016

Total Sales	$590,065	$149,488
Cost of goods sold	397,228	117,591
Gross Margin	192,837	31,897
Research and development	518	755
Advertising and marketing	41,593	105,449
General and administrative	847,506	564,486
Operating expenses	889,617	670,690
Loss from operations	(696,780)	(638,793)
Amortized portion of License fee	10,000	—
Amortization expenses - notes discounts	(243,517)	(142,833)
Interest expense	(180,315)	(36,396)
Net Loss	$(1,110,612)	$(818,022)

Net loss per share, fully diluted	$(0.01)	$(0.01)

Sales

Total sales are comprised of product sales and shipping and delivery fees. During the period ended March 31, 2017 we recorded total sales of $590,065 compared with total sales of $149,488 for the period ended March 31, 2016, representing an increase of 295%. Comparative product sales for the periods ended March 31, 2017 and March 31, 2016 were $585,218 versus $145,791, respectively, representing an increase of 301%; and comparative shipping and delivery fees were $4,847 and $3,697, respectively.

We are now benefiting from our efforts during 2016 to build a distribution network for our new Cold Brew Coffee product line. We attribute the growth in revenue during the period ended March 31, 2017 to continuing acquisition of new customers for KonaRed Cold Brew Coffees and orders from repeat customers. Cold Brew is now KonaRed's major marketing focus and accounted for 80% of our sales during the period ended March 31, 2017.

Overall, Cold Brew Coffee is a booming new market sector and KonaRed has emerged early as a leader in this new category. The Cold Brewed Coffee industry earned total revenues of approximately $65 million in 2016. Its growth is expected to mark one of the top food and beverage trends of the last few years and this growth trend continues.

KonaRed's Cold Brew Coffees have won multiple industry and consumer awards and now appear on major retail shelves throughout the Western US, Florida and New York.

Cost of Goods Sold

For the three month periods ended March 31, 2017 and March 31, 2016, Cost of Goods Sold ('COGS') were $397,228 compared to $117,591, respectively, which represent 67% of sales compared with 79% of sales, respectively.

Gross Margin was 33% versus 21% for the periods ended March 31, 2017 and March 31, 2016.

We attribute the 57% improvement in our gross margin to the relatively higher margin produced on Cold Brew Coffee sales.

COGS components for the three month periods ended March 31, 2017 and March 31, 2016 were: manufacturing costs, which include both in-house and outsourced manufacturing costs, totaling  $374,349 versus $107,234 respectively; inventory delivery costs of $17,342 versus $5,220, respectively; and packaging, inventory write-offs, term discounts, and other costs of $5,537 versus $5,137, respectively.

Operating Expenses

Our operating expenses are classified into three categories:

- Research and development
- Advertising and marketing
- General and administrative expenses

Research and Development

Research and development costs were minimal for both periods ended March 31, 2017 and March 31, 2016. We project R&D costs will remain near current levels during the balance of fiscal 2016.

Advertising and Marketing

Advertising and marketing costs were $41,593 and $105,449, respectively for the three periods ended March 31, 2017 and March 31, 2016, representing a decrease of 61%. This decrease was attributable to our planned reduction of advertising and marketing expenditures to conserve capital during our sales distribution re-alignment process. Primary components of advertising and marketing expenses for the three month periods ended March 31, 2017 and March 31, 2016 were: (i) advertising and graphic art costs of $9,684 versus $10,221, respectively; (ii) cost of free samples and demos was $17,265 versus $66,103, respectively; and (iii) other marketing expenses, sponsorships and public relations initiatives totaled $14,644 and $29,125, respectively. We project advertising and marketing costs will increase during the balance of fiscal 2017.

General and Administrative

General and administrative ('G&A') costs were $847,506 for the three month period ended March 31, 2017 compared to $564,486 for the three month period ended March 31, 2016, representing an increase of 50%. Major components of G&A for the three month periods were: (i) payroll of $244,263 versus $231,616, respectively, representing an increase of 5%; (ii) non-cash stock and options issuance costs for compensation and services of $287,080 versus $63,321, respectively, representing an increase of 353%; (iii) professional and consultant fees of $5,145 versus $55,295, respectively, representing a decrease of 91%; and (iv) VDF License fees of $100,000 versus $75,000, respectively, representing an increase of 33%. We project general and administrative expenses will grow moderately during the balance of fiscal 2017.

Interest Expense

Interest expense, including amortizations of original issuance discounts related to debt issuances and amortization of derivatives created by issuance of convertible securities, totaled $180,315 for the three month period ended March 31, 2017 versus $36,396 for the three month period ended March 31, 2016. We project that interest expenses will decrease during the balance of fiscal 2017.

Other Income (Expense)

During the three month periods ended March 31, 2017 and March 31, 2016, we recorded license fee revenue amortization of $10,000 versus $nil, respectively; and non-cash charges for changes in fair market value of derivative liabilities which arose from our issuance of convertible debt instruments and non-cash amortizations of discounts on notes payable which respectively totaled $243,517 versus $142,833.

Net Loss

Our net losses for the three periods ended March 31, 2017 and March 31, 2016 were $1,110,612, or $0.01 per share, versus $818,022 or $0.01 per share.

Liquidity and Capital Resources

Our financial position at March 31, 2017 and December 31, 2016 was as follows:

Net Working Capital
	As of March 31, 2017	As of December 31, 2016

Current Assets	$828,850	$458,741
Current Liabilities	1,011,815	657,607
Net Working Capital (Deficit)	$(182,965)	$(198,866)

As of March 31, 2017 we had cash on hand of $148,072, accounts receivable  totaling $309,960, inventory of $370,818, compared with cash of $68,546, accounts receivable plus accounts receivable - related party totaling $122,365, and inventory of $267,830 as of December 31, 2016. Our net working capital improved to a negative balance of $182,965 at March 31, 2017, from a negative balance of $198,866 at December 31, 2016. At present, we estimate we will need to raise capital during the coming twelve months to fund our strategic plans.

Subsequent to the period ended March 31, 2017, our liabilities and cash positions improved due the elimination of $75,000 principal owed on note which was converted to shares, and through receipt of warrant exercise which provided us with $170,455 cash.

Cash Flows
	Three months ended March 31, 2017	Three months ended March 31, 2016

Net cash (used) by operating activities	$(362,974)	$(481,741)
Net cash provided/(used) in investing activities	-	-
Net cash provided by financing activities	442,500	437,011
Increase (decrease) in cash during the period	79,526	(44,730)
Cash, beginning of period	68,546	148,769
Cash, end of period	$148,072	$104,039

Key elements comprising the comparative figures for Net cash (used) by Operating Activities for the three month periods ended March 31, 2017 and March 31, 2016 include: (i) net losses of $1,110,612 and $818,022, respectively; (ii) non-cash expenses for stock issued for services and compensation of $153,209 and $83,710, respectively; (iii) net non-cash amortization option grant and notes payable discount amortizations totaling $377,387 and $164,655, respectively; (iv) an increase in inventory of $102,988 versus an decrease in inventory of $109,319; and (v) increases of $352,653 and $7,633, respectively in accounts payable and accrued liabilities.

Cash Raised from Equity Sales

During the period ended March 31, 2017 we raised at total of $242,500 through sales of equity. This was comprised of: (a) $145,000 raised from private placement sales of 2,636,363 restricted common shares at $0.055 per share; (b) $15,000 through a private placement remedial Unit Offer #3 sale of 375,000 units priced at $0.04 per unit which included one restricted common share and one five year warrant exercisable at $0.055 per share; and (c) $82,500 from issuance of 1,500,000 restricted common shares at $0.055 per share to two prior unit offering subscribers for exercises of 1,500,000 warrants they held.

Equity Line termination

On August 11, 2016 the last shares which had been registered under the 2015 Equity Line were sold and subsequently there has not been filed, and there are no plans to file, a new registration statement which would facilitate further equity line share sales and the 2015 Equity Line is extinguished.

No Variable Rate Convertible Securities

The Company has no securities outstanding which have conversion prices which vary based on the trading price of the Company's common shares.

Cash Raised from Debt

During the period ended March 31, 2017, the Company raised $100,000 from issuance of a short term non-convertible promissory note and rolled over $100,000 of a license fee to the VDF Note.

Debt Conversions

During the period ended March 31, 2017, $327,664 of debt was converted by holders into equity.

These included: (a) two transactions in which we issued at total of 1,625,000 common shares at $0.04 per share for conversion by September 2015 Note Two Purchaser of the remaining $65,000 due on September 2015 Note Two. The market values of the shares totaled $128,463 based on a market close prices on dates of issuance. The conversions resulted in a $63,463 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. These conversions fully paid the note and no further payments are due; (b) issuance of 990,000 common shares at $0.04 per share for conversion by December 2015 Lender of the remaining $39,600 due on the December 2015 Note. The value of the shares was $61,578 based on a market close price on date of issuance. The conversion resulted in a $21,978 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. This conversion fully paid the note and no further payments are due; and (c) four transactions in which LPC converted at total of $225,000 principal and $1,935 accrued interest due on LPC Note Two at a conversion price of $0.05 per share into 4,538,700 shares valued at $290,981 based on market close prices on dates of issuance. The conversions resulted in a $64,046 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense.

Additionally, subsequent to the period ended March 31, 2017, LPC converted the remaining $75,000 principal and $1,125 accrued interest due on LPC Note Two at a conversion price of $0.05 per share into 1,522,500 shares valued at $111,143 based on market close price on date of issuance. The conversion resulted in a $35,018 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. Concurrent with the conversion, the $41,838 warrant discount was recorded as an amortization expense and the remaining $1,224 OID was recorded as interest expense. This conversion fully paid all amounts due on LPC Note Two and the note is extinguished.

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements at March 31, 2017 or December 31, 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

A.   Disclosure Controls and Procedures.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Shaun Roberts, and our Chief Financial Officer, John Dawe) as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, Mr. Roberts and Mr. Dawe each concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including Mr. Roberts and Mr. Dawe, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management's assessment was based on criteria set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of March 31, 2017, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

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

C.   Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 23, 2017, we issued 250,000 restricted common shares at $0.0484 per share to a new director at market close price on date of grant as an inducement fee for joining our Board for a deemed non-cash cost of $12,100. These shares were issued to one Accredited Investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 26, 2017, we issued 340,000 restricted common shares at $0.0488 per share to an Accredited Investor related party at market close price on date of grant as an inducement fee extension of the maturity of a promissory note for a deemed non-cash cost of $16,592. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On  February 14, 2017, we remedially executed a private placement related to Unit Offer #3 which raised $15,000 through the sale of 375,000 units. Each unit was priced at $0.04 per unit and comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares and embedded value of the warrants is based on the valuations done for Unit Offer #3. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants were valued using a Black-Scholes model at a non-cash cost of $16,463. At March 31, 2017, none of these warrants had been exercised.

On February 14, 2017, we issued 340,000 restricted common shares to an Accredited Investor long term shareholder at $0.07 per share at market close price on date of grant as an inducement fee for a $100,000 promissory note for a deemed non-cash cost of $23,800. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

During January, 2017, in two transactions we issued at total of 1,625,000 common shares at $0.04 per share for conversion by September 2015 Note Two Purchaser of the remaining $65,000 due on September 2015 Note Two. The market values of the shares totaled $128,463 based on a market close prices on dates of issuance. The conversions resulted in a $63,463 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. These conversions fully paid the note and no further payments are due. These shares were issued to an Accredited Investor with reliance on the exemptions from registration requirements provided in the Securities Act of 1933, as amended, Section 4(1) and Rule 144.

During February, 2017, we issued 1,500,000 restricted common shares to two prior unit offering subscribers for exercises of 1,500,000 warrants they held at the exercise price $0.055 per share for proceeds of $82,500. These subscribers are Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 22, 2017, we issued 990,000 common shares at $0.04 per share for conversion by December 2015 Lender of the remaining $39,600 due on the December 2015 Note. The value of the shares was $61,578 based on a market close price on date of issuance. The conversion resulted in a $21,978 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. This conversion fully paid the note and no further payments are due. These shares were issued to one Accredited Investor with reliance on the exemptions from registration requirements provided in the Securities Act of 1933, as amended, Section 4(1) and Rule 144.

During the period ended March 31, 2017 in four transactions, LPC converted $225,000 principal and $1,935 accrued interest due on LPC Note Two at a conversion price of $0.05 per share into 4,538,700 shares valued at $290,981 based on market close prices on dates of issuance. The conversions resulted in a $64,046 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. These shares were issued to one Accredited Investor with reliance on the exemptions from registration requirements provided in the Securities Act of 1933, as amended, Section 4(1) and Rule 144.

On March 1, 2017, we issued 1,100,000 restricted common shares at $0.0548 per share at market close price on date of grant for consultant services rendered for a deemed cost of $60,280. These shares were issued to one Accredited Investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 2, 2017, we issued 15,500 restricted common shares at $0.0518 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $803. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 6, 2017, we issued 653,842 restricted common shares to a company wholly owned by our CFO at a price of $0.0559 on date of grant as compensation for a deemed cost of $36,615. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 7, 2017, we issued 50,000 restricted common shares at $0.0604 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $3,020. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

During the period ended March 31, 2017, we raised $145,000 through a private placement stock offering which sold 2,636,363 restricted common shares at $0.055 per share. These shares were issued to five Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Subsequent to the period ended March 31, 2017, LPC converted the remaining $75,000 principal and $1,125 accrued interest due on LPC Note Two at a conversion price of $0.05 per share into 1,522,500 shares valued at $111,143 based on market close price on date of issuance. The conversion resulted in a $35,018 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. Concurrent with the conversion, the $41,838 warrant discount was recorded as an amortization expense and the remaining $1,224 OID was recorded as interest expense. These shares were issued to one Accredited Investor with reliance on the exemptions from registration requirements provided in the Securities Act of 1933, as amended, Section 4(1) and Rule 144. This conversion fully paid all amounts due on LPC Note Two and the note is extinguished.

Subsequent to the period ended March 31, 2017, LPC exercised on a cashless basis 5,000,000 warrants it held into 1,264,674 common shares.  These warrant had been issued with LPC Note Two and this effected full exercise of that warrant.

Subsequent to the period ended March 31, 2017, pursuant to a letter agreement, LPC exercised 1,136,364 warrants which it had been issued on January 27, 2014 into 1,136,364 restricted common shares for the exercise price of $0.15 per share to provide the Company with aggregate proceeds of $170,455. At this same time, the Company issued to LPC 5,000,000 six year warrants with an exercise price of $0.05. The warrants were valued using a Black-Scholes model at a non-cash cost of $349,939. At current date, none of these warrants had been exercised. Copies of the letter agreement and warrant are attached to this Report as exhibit 10.1.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No. Exhibit Description

Exhibit Number	Description	Filed

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.2	Bylaws	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.3	Articles of Merger dated effective September 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
3.4	Certificate of Change dated effective Septem4ber 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
(10)	Material Contracts
10.1	Letter Agreement and Form of Warrant, dated as of May 9, 2017 by and between KonaRed Corporation and Lincoln Park Capital Fund, LLC	Filed herewith
(31)	Certifications
31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
(101)	Interactive Data File
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Taxonomy Extension Labels Linkbase Document	Filed herewith
101.PLE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONARED CORPORATION

/s/ Shaun Roberts	Dated:	May 15, 2017
Shaun Roberts
Chief Executive Officer

/s/ John Dawe	Dated:	May 15, 2017
John Dawe
Chief Financial Officer,
Secretary & Treasurer