Form 10-Q
period 2017-06-30
KonaRed Corp
filed 2017-08-18
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

The issuer had 186,984,979 shares of common stock issued and outstanding as of August 17, 2017.

KONARED CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

KONARED CORPORATION
BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016

ASSETS

CURRENT ASSETS
Cash	$101,588	$68,546
Accounts receivable	264,397	120,565
Accounts receivable - related party	—	1,800
Inventory	547,532	267,830
TOTAL CURRENT ASSETS	913,517	458,741

OTHER ASSETS
Fixed assets (net of accumulated depreciation)	6,581	7,803
TOTAL OTHER ASSETS	6,581	7,803
TOTAL ASSETS	$920,098	$466,544

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$441,453	$140,007
Short term convertible notes, net of discounts	263,254	209,578
Short term debt	102,981	—
Short term debt - related party	103,968	103,353
Unearned revenue	172,986	193,020
Derivative liability	11,649	11,649
TOTAL CURRENT LIABILITIES	1,096,291	657,607

LONG TERM LIABILITIES
Long term convertible notes payable, net of discounts	1,088,265	869,674
TOTAL LONG TERM LIABILITIES	1,088,265	869,674
TOTAL LIABILITIES	2,184,556	1,527,281

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred shares, 10,000 shares with par value $0.001 authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common shares, 877,500,000 shares with par value $0.001 authorized; 186,984,979 and 162,932,882 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	187,029	162,975
Stock Payable	220,000	—
Additional paid in capital	24,069,968	22,158,506
Accumulated deficit	(25,741,455)	(23,382,218)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,264,458)	(1,060,737)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$920,098	$466,544

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

REVENUE:
Product sales	$954,114	$228,393	$1,539,332	$374,184
Shipping and delivery	916	1,269	5,763	10,741
Total sales	955,030	229,662	1,545,095	384,925

Cost of Goods Sold	721,037	130,689	1,118,265	325,337
GROSS MARGIN	233,993	98,973	426,830	59,588

OPERATING EXPENSES:
Research and development	342	3,930	860	4,685
Advertising and marketing	202,904	91,376	244,497	157,673
General and administrative expenses	783,979	618,657	1,631,485	1,151,013
Total operating expenses	987,225	713,963	1,876,842	1,313,371
Loss from operations	(753,232)	(614,990)	(1,450,012)	(1,253,783)

OTHER INCOME (EXPENSE):
License fee	10,000	—	20,000	—
Interest expense	(71,102)	(37,136)	(251,417)	(73,532)
Amortization expense - notes discounts	(434,291)	(143,403)	(677,808)	(286,806)
Change in fair market value of derivative liability	—	1,061	—	1,631
Total other income (expense)	(495,393)	(179,478)	(909,225)	(358,707)
Loss before income taxes	$(1,248,625)	$(794,468)	$(2,359,237)	$(1,612,490)
Provision for income taxes	—	—	—	—
Net Loss	$(1,248,625)	$(794,468)	$(2,359,237)	$(1,612,490)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding	184,060,023	126,018,909	176,688,581	119,384,644

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional		Accumulated
	Shares	Amount	Paid In Capital	Stock Payable	Deficit	Total

Ending Balance – December 31, 2016	162,932,882	$162,974	$22,158,506	$—	(23,382,218)	$(1,060,737)
Common shares issued for cash	4,511,363	4,512	237,988	—	—	242,500
Common shares issued for convertible notes redemptions	7,153,700	7,154	473,868	—	—	481,022
Common shares issued for services	2,095,500	2,096	114,499	—	—	116,595
Common shares issued as compensation	653,842	654	35,961	—	—	36,615
Additional paid-in capital related to option issuances	—	—	133,870	—	—	133,870
Net loss – period ended March 31, 2017	—	—	—	—	(1,110,612)	(1,110,612)
Ending Balance – March 31, 2017	177,347,287	$177,390	$23,154,692	$—	(24,492,830)	$(1,160,748)
Common shares issued for cash	5,208,511	5,209	281,259	220,000	—	506,468
Common shares issued for convertible notes redemptions	1,522,500	1,523	109,620	—	—	111,143
Common shares issued for exercise of warrants	2,401,038	2,401	489,199	—	—	491,600
Common shares issued for interest payments	44,643	45	3,192	—	—	3,237
Common shares issued for services	461,000	461	32,006	—	—	32,467
Net loss – period ended June 30, 2017	—	—	—	—	(1,248,625)	(1,248,625)
Ending Balance – June 30, 2017	186,984,979	$187,029	$24,069,968	$220,000	(25,741,455)	$(1,264,458)

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

OPERATING ACTIVITIES:
Net loss	$(2,359,237)	$(1,612,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,222	1,222
Bad Debt Expense	—	172
Loss on Debt Conversion	184,505	—
Stock issued for compensation	528,215	131,377
Stock issued for services	149,062	113,380
Change in fair market value of derivative liability	—	(1,631)
Amortization of notes payable discounts	348,067	329,439
Option grants expense	133,870	—
Change in operating assets and liabilities:
Accounts receivable	(142,032)	(55,097)
Inventory	(279,702)	80,836
Prepaid expenses	—	2,553
Accounts payable and accrued liabilities	440,138	13,607
Accrued interest	—	17,689
Unearned revenue	(20,034)	(236)
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(1,015,926)	(979,179)

FINANCING ACTIVITIES:
Proceeds from convertible notes payable	100,000	175,000
Borrowing on short term debt	200,000	—
Repayments on short term debt	—	(137,100)
Proceeds from issuance of common stock for cash	748,968	874,286
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,048,968	912,186

NET INCREASE (DECREASE) IN CASH	33,042	(66,993)

CASH, Beginning of Period	68,546	148,769

CASH, End of Period	$101,588	$81,776

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Discount on derivative	$—	$4,350
Shares issued as commitment fees - offering costs	$—	$41
Interest paid by stock issuances	$—	$12,965
Debt converted to common stock	$410,896	$—

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents recorded for the periods ended June 30, 2017 and December 31, 2016.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Deferred Revenue
Revenue from customer purchase agreements is recorded as unearned revenue and amortized over the term of the agreements. At June 30, 2017 and December 31, 2016, unearned revenues were $172,986 and $193,020 respectively. Unearned revenue is comprised of the unamortized portion of a $200,000 cash payment we received during the year ended December 31, 2016 for a non-refundable signing fee from a strategic supplier partnership arrangement; and for online subscriptions wherein we ship a scheduled amount of product to online retail subscribers each month.

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the periods ended June 30, 2017 and June 30, 2016, the Company wrote off accounts receivable totaling $0 and $172, respectively. There were no allowances for doubtful accounts recorded for the period ended June 30, 2017 or the year ended December 31, 2016.

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

Customer shipping expenses
In accordance with guidance provided in EITF Abstracts Issue No. 00-10 'Accounting for Shipping and Handling Fees and Costs', the Company records costs for products shipped to customers within general and administrative expenses, rather than within COGS. Prior to the year ended December 31, 2016, these costs were included within COGS and COGS for the period ended June 30, 2016 shown in these financial statements were adjusted to reflect the change in accounting policy for fiscal 2016. During the periods ended June 30, 2017 and June 30, 2016, customer shipping expenses totaled $136,773 and $0 respectively.

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

No liability for unrecognized tax benefits was recorded as of June 30, 2017 and December 31, 2016.

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

As of June 30, 2017, the Company had outstanding a senior convertible note (the "VDF Note") with a balance of $1,088,265, net of a discount of $16,786. At June 30, 2017 the VDF Note had an embedded derivative valued at $11,649. As of December 31, 2016, the VDF Note had a balance of $869,674 net of a discount of $16,786 and the embedded derivative liability was valued at $11,649. During the period ended June 30, 2017, $237,072 of principal was accrued to the VDF Note. This was comprised of a patent license fee of $200,000 and accrued interest of $37,072. The net amount of the Change in Fair Value of Derivatives for the period ended June 30, 2017 was $nil.

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using the treasury stock method; and convertible preferred stock and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company currently has options, warrants and convertible debt outstanding, and no convertible preferred stock has been issued. Common stock equivalents pertaining to the options, warrants and convertible debt were not included in the computation of diluted net loss per common share in these financial statements because the effect would have been anti-dilutive due to the net losses for the periods ended June 30, 2017 and June 30, 2016.

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

Level components:	As of June 30, 2017	As of December 31, 2016
Cash	$101,588	$68,546
Accounts receivable	264,397	120,565
Accounts receivable - related party	-	1,800
Inventories	547,532	267,830
Acc/payable and accrued liabilities	441,453	140,007
Short term convertible notes, net of discounts	263,254	209,578
Short term debt	102,981	-
Short term debt - related party	103,968	103,353
Long term convertible note, net of discount	1,088,265	869,674
Unearned revenue	172,986	193,020
Level 1 total	$2,172,907	$1,974,373
Derivative liability	$11,649	$11,649
Level 2 total	$11,649	$11,649
(nil)	-	-
Level 3 total	$Nil	$Nil

It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments which it holds.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Advertising
Costs for advertising are expensed when incurred. Advertising and marketing costs totaled $244,497 and $157,673 for the six months ended June 30, 2017 and June 30, 2016, respectively. Costs for product promotion and investor relations are included with advertising to form advertising and marketing expenses. When these other costs are excluded, advertising comprised $171,177 and $137,568 for the periods ended June 30, 2017 and June 30, 2016, respectively.

Fixed Assets
Fixed assets are recorded at cost. Depreciation is calculated on a straight line method over the estimated useful lives of the various assets as follows:

ASSET	Depreciation Term

Furniture and equipment	5 - 7 years
Warehouse fixtures	10 years

During the six month periods ended June 30, 2017 and June 30, 2016: (a) depreciation for furniture and equipment of $1,048 and $1,048 was respectively recorded; and (b) depreciation for warehouse fixtures of $174 and $174 was respectively recorded. Accumulated depreciation for all fixed assets totaled $8,093 at June 30, 2017.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses totaling $25,741,455 as of June 30, 2017 and has a incurred a net loss for the three months ended June 30, 2017 of $1,248,625. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. As needed, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. To address these issues, during the six months ended June 30, 2017, the Company raised $748,968 from private placement equity offerings, and benefited from conversion of $410,896 of debt into equity. We anticipate we will continue to raise funds through private placement equity sales in the near future.

NOTE 4 – Inventory

Inventory includes raw materials and finished goods. Finished goods contain direct materials and other manufacturing costs charged directly by third party manufacturing vendors. Inventory consists of the following:

	June 30, 2017	December 31, 2016

Raw materials	$105,434	$105,035
Finished goods	442,098	162,795
Inventory allowance	—	—
Total	$547,532	$267,830

During the period ended June 30, 2017 and the year ended December 31, 2016, the Company wrote down inventory by $17,351 and $24,769, respectively, to account for expired inventory which had been written-off and disposed of, and for minor manufacturing process shrinkages. The Company recognized $nil and $nil recovery in inventory allowance respectively for the period ended June 30, 2017 and the year ended December 31, 2016. At June 30, 2017 the Company had $nil of reserved inventory and all inventory was valued at full cost.

NOTE 5 – Fixed Assets

Fixed assets at June 30, 2017 and December 31, 2016 respectively comprised: (a) furniture and equipment totaling $4,495 and $5,543, net of accumulated depreciation of $6,707 and $5,659; and (b) warehouse fixtures totaling $2,086 and $2,260, net of accumulated depreciation of $1,386 and $1,212.

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

Revenue amortizations under the FP License agreement have been, and will be, recorded as income based on the following schedule:

Total for the Year Ended	Amount
2016	$7,014
2017 - Quarter One	$10,000
2017 - Quarter Two	$10,000
2017 - Quarter Three	$10,000
2017 - Quarter Four	$10,000
2018 – total	$40,000
2019 – total	$40,000
2020 – total	$40,000
2021 – total	$32,877
TOTAL	$200,000

NOTE 7 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes

September 2015 Notes:

At June 30, 2017, the balances on the September 2015 Notes were $nil and both notes were fully repaid.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes (continued)

During the six months ended June 30, 2017, the holder of September 2015 Note Two converted the remaining balance of $65,000 due on the note into 1,625,000 shares valued at $128,463 based on a market close prices on dates of issuance. The conversions resulted in a $63,463 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. Concurrent with the conversions, the remaining $16,527 of the warrant discount on September 2015 Note Two was recorded as an amortization expense and the remaining $8,062 OID was recorded as interest expense.

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

December 2015 Note:

At June 30, 2017, the balance on the December 2015 Note was $nil and the note was fully repaid.

On December 3, 2015, we issued a subordinated promissory note (the "December 2015 Note") to one lender (the "December 2015 Lender") in the aggregate amount of $110,000 (the "Original Principal"). The December 2015 Note bears interest at 8% per annum and this amount fully accrued upon execution of the loan and added $8,800 to the balance due at issuance date. The principal and interest was due and payable in full on December 3, 2016 ("Maturity Date") and had a re-payment schedule which required payments of $39,600 respectively on sixth, ninth and twelfth month anniversary dates of issuance. The December 2015 Notes included an aggregate $10,000 original issuance discount ("OID") which resulted in net proceeds of $100,000. The December 2015 Note provides for customary events of default was not secured, and was subordinated to senior notes issued by the Company and ranked equally with other debt issued by the Company. As an inducement for the loan, the Company issued the December 2015 Lender 500,000 restricted common shares valued at a non-cash cost of $30,050. During the six months ended June 30, 2017, the holder of December 2015 Note converted the remaining balance of $39,600 due on the note into 990,000 shares valued at $61,578 based on a market close price on date of issuance. The conversion resulted in a $21,978 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. Concurrent with the conversion, the remaining $6,340 of the BCF discount on the December 2015 Note was recorded as an amortization expense and the remaining $1,179 OID was recorded as interest expense.

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

At June 30, 2017, the recorded balance on LPC Note One was $161,455 which included the remaining face value of $250,000 plus $3,160 accrued interest for the three months ended June 30, 2017, net of unamortized warrant and BCF discounts totaling $89,482 and an unamortized OID discount of $2,223. At December 31, 2016, the recorded balance on LPC Note One was $68,086 which included the remaining face value of 250,000, net of an unamortized warrant and BCF discounts totaling $177,505 and an unamortized OID discount of $4,409. During the six month periods ended June 30, 2017 and June 30, 2016, $88,023 and $81,736, respectively, of the BCF and warrant discounts were recorded as amortization expenses, and $2,186 and $9,082, respectively, of the OID amortization was recorded as interest expenses.

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

During the six month period ended June 30, 2017, LPC converted $300,000 principal and $3,060 accrued interest due on the note into 6,105,843 shares valued at $405,361 based on market close prices on dates of issuance. The conversions resulted in a $99,064 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. Concurrent with the conversions, $210,745 of the warrant discount was recorded as an amortization expense and $6,162 OID was recorded as interest expense. For the six month period ended June 30, 2017, excluding the conversion amortization adjustments, $13,693 of the remaining warrant discount was recorded as amortization expense and $400 of the remaining OID was recorded as interest expense. For the six month period ended June 30, 2016, $121,634 of the warrant discount was recorded as amortization expense and $13,514 of the OID was recorded as interest expense.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes (continued)

At June 30, 2017, the recorded balance on LPC Note Two was $nil and the note was fully repaid. At December 31, 2016, the recorded balance on LPC Note Two was $69,000. This included the remaining face value of $300,000, net of an unamortized discount of $224,438 and an unamortized OID of $6,562.

RP Note:

On July 31, 2016, the Company issued a $100,000 note (the "RP Note") to a director of the Company for a loan. The RP Note had an original maturity date of January 27, 2017 and is classified as short term related party debt. The RP Note bears interest at 8% per annum due at maturity and may be prepaid in whole, or in part, at any time before each maturity date without prepayment penalty. As an inducement for the loan, the Company issued 340,000 restricted common shares to the lender at a non-cash cost of $15,504 valued at market close price on date of issue. At December 31, 2016, the balance due on the RP Note was $103,353 including $3,353 of accrued interest for the year ended December 31, 2016. On January 27, 2017, the lender extended the maturity of the RP Note to July 27, 2017 in return for 340,000 restricted common shares valued at $16,592 at market close price on date of issue. At June 30, 2017, the balance due on the RP Note was $103,968, which included $3,968 of accrued interest for the six month period ended June 30, 2017.

SFC Note:

On February 14, 2017, the Company issued a $100,000 note (the "SFC Note") to a long term shareholder of the Company for a loan. The SFC Note has maturity date of August 14, 2017 and bears interest at 8% per annum due at maturity and may be prepaid in whole, or in part, at any time before each maturity date without prepayment penalty. As an inducement for the loan, the Company issued 340,000 restricted common shares to the lender at a non-cash cost of $23,800 valued at market close price on date of issue. At June 30, 2017, the balance due on the SFC Note was $102,981 including $2,981 of accrued interest for the six month period ended June 30, 2017.

NOTE 8 – Convertible Long Term Note Payable

VDF Note:

On January 28, 2014, we entered into a patent settlement with VDF FutureCeuticals, Inc. ("VDF") at which time a senior convertible note (the "VDF Note") was issued to VDF, whereby we agreed to pay principal equal to the sum of aggregate accrued and unpaid patent license fee payments plus accrued interest. The maturity of the VDF Note is December 31, 2018 unless accelerated pursuant to an event of default or the License Agreement is terminated and all accrued and unpaid obligations under the VDF Note have been paid. Due to its term the VDF Note is classified as long term debt. Interest on the note is 7% per annum, subject to an adjustment to 12% for events of default and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. At any time VDF has the option to convert any principal outstanding on the VDF Note into shares of our common stock at a conversion price determined by the terms of the VDF Note, which is subject to adjustment based on our issuance of stock and other securities and is currently $0.2157 per share. The VDF Note provides that we may, at our option, roll-over to the VDF Note quarterly License fee payments and accrued interest and ranks senior to any other debt issued by the Company unless written consent of VDF is obtained to amend the ranking.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – Convertible Long Term Note Payable (continued)

At June 30, 2017, the VDF Note had an outstanding balance $1,088,265. This included the principal due of $1,105,051, net of a discount of $16,786 resulting from the embedded derivative. During the six month period ended June 30, 2017, a roll-over of a License fee of $200,000 was accrued to the VDF Note. At December 31, 2016, the VDF Note had an outstanding balance $869,674. This included the principal due of $886,460, net of a discount of $16,786 resulting from the embedded derivative. During the year ended December 31, 2016, License fee payments accrued to the VDF Note totaled $375,000 and accrued interest of $42,188 was added for a total addition to the VDF Note of $417,188.

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

The following table summarizes the derivative activity for the year ended December 31, 2016 and during the six month period ended June 30, 2017:

Description	Total
Fair Value of derivative liabilities at December 31, 2016	$11,649
Increase due to issuance of convertible debenture - VDF license fee rollovers	-
Change in Fair Value	-
Fair Value of derivative liabilities at June 30, 2017	$11,649

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Related Party Transactions

During the period ended June 30, 2017, related party transactions included:

Chief Executive Officer, Director and Board Chair.
For the six month period ended June 30, 2017: (i) compensation of $48,750; (ii) office rent of $3,900; (iii) Black-Scholes non-cash expense amortization of $35,861 related to 1,063,782 options granted on March 6, 2017 which vested immediately; and (iv) accrued bonus of $31,850.

President and Chief Operating Officer, Director.
For the six month period ended June 30, 2017: (i) compensation of $98,125; (ii) accrued bonus of $61,716; (iii) Black-Scholes non-cash expense amortization of $83,481 related to 2,476,377 options granted on March 6, 2017 which vested immediately; and (iv) Black-Scholes non-cash expense amortization of $24,222 related to 559,841 options granted on May 31, 2017 which vested immediately.

(Former) Chief Financial Officer, Secretary and Treasurer:
For the period ended June 30, 2017: (i) compensation of $46,875; (ii) office rent of $2,250; and (iii) issuance of 653,842 restricted common shares at a non-cash cost of $0.056 per share, for aggregate deemed compensation of $36,615.

Non-executive Director One:
For the six month period ended June 30, 2017:  (i) purchase by a holding company wholly owned by Non-Executive Director One of 909,091 restricted common shares at $0.055 per share for aggregate proceeds of $50,000; and (ii) extension of the maturity of a prior loan of $100,000 to the Company in return for an inducement fee of 340,000 restricted common shares priced at a closing market of $0.0488 per share on date of issue for a deemed non-cash cost of $16,592.

Non-executive Retiring Director:
During the six month period ended June 30, 2017 Retiring Director resigned from the Board at which time the Company: (i) re-priced 1,000,000 options Retiring Director held from an exercise price of $0.17 per share to an exercise price of $0.05 per share.  The Black-Scholes options pricing model cost of the transaction was $14,303; and (ii) issuance of 150,000 restricted common shares at a non-cash cost of $0.0722 per share for aggregate deemed compensation of $10,830.

Non-executive Retiring Director:
During the six month period ended June 30, 2017 Retiring Director resigned from the Board at which time the Company re-priced 750,000 options he held from an exercise price of $0.17 per share to an exercise price of $0.05 per share and issued him an additional 150,000 options with the same three year remaining maturity. The exercise price of the new options was set on date of grant and these options vested immediately. The combined Black-Scholes options pricing model cost of the transactions was $14,528.

Non-executive Director Two:
For the six month period ended June 30, 2017: issuance of 250,000 restricted common shares at a non-cash cost of $0.0484 per share for aggregate deemed compensation of $12,100 as an inducement to join the Board.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Related Party Transactions (continued)

Non-executive Director Three:
For the six month period ended June 30, 2017: (i) purchase of 909,091 restricted common shares at $0.055 per share for aggregate proceeds of $50,000; (ii) issuance of 250,000 restricted common shares at a non-cash cost of $0.0692 per share for aggregate deemed compensation of $17,300 as an inducement to join the Board.

At June 30, 2017 and December 31, 2016, the Company had related party accounts payable of $nil and $nil, respectively; and shareholder loans of $nil and $nil, respectively.

NOTE 11 – Equity

Overview:

Our authorized capital stock consists of 877,500,000 shares of common stock, with a par value of $0.001 per share; and 10,000 shares of preferred stock at a par value of 0.001. The holders of common stock have dividend rights, liquidation rights and voting rights of one vote for each share of common stock. There are no preferred shares issued and outstanding and the terms of any future preferred shares issuances will be as determined by the Board of Directors. As of June 30, 2017, there were 186,984,979 shares of our common stock issued and outstanding.

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

On  February 14, 2017, we remedially executed a private placement related to Unit Offer #3 which raised $15,000 through the sale of 375,000 units. Each unit was priced at $0.04 per unit and comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares and embedded value of the warrants is based on the valuations done for Unit Offer #3. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants were valued using a Black-Scholes model at a non-cash cost of $16,463. At June 30, 2017, none of these warrants had been exercised.

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

During the period ended June 30, 2017 in six transactions, LPC converted $300,000 principal and $3,060 accrued interest due on LPC Note Two at a conversion price of $0.05 per share into 6,105,843 shares valued at $405,361 based on market close prices on dates of issuance. The conversions resulted in a $99,064 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. These shares were issued to one Accredited Investor with reliance on the exemptions from registration requirements provided in the Securities Act of 1933, as amended, Section 4(1) and Rule 144.  These conversions fully paid all amounts due on LPC Note Two and the note is extinguished.

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

On April 3, 2017, we issued 11,000 restricted common shares at $0.0720 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $792. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 11, 2017 we issued 50,000 restricted common shares at $0.0709 per share at market close price on date of grant to an employee for deemed compensation of $3,545. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 27, 2017, we issued 36,364 restricted common shares at $0.0550 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $2,000. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 31, 2017, we issued 150,000 restricted common shares at $0.0722 per share market close price on date of grant to a Director for deemed compensation of $10,830. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 8, 2017, we issued 250,000 restricted common shares at $0.0692 per share market close price on date of grant to a Director for deemed compensation of $17,300. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

During the six month period ended June 30, 2017, we raised $429,468 through a private placement stock offering which sold 7,808,510 restricted common shares at $0.055 per share. These shares were issued to sixteen Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.  As part of this private placement stock offering, we raised an additional $220,000 in return for 4,000,000 restricted common shares at $0.055 per share, however as of June 30, 2017, these shares have not been issued pending receipt of information from purchaser required by stock registrar.  These funds have been recorded as Stock Payable in the Equity section of the company's balance sheet as of June 30, 2017.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

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

On April 18, 2017, LPC exercised on a cashless basis 5,000,000 warrants it held into 1,264,674 common shares.  These warrants had been issued with LPC Note Two and this effected full exercise of that warrant.

On May 9, 2017, pursuant to a letter agreement, LPC exercised 1,136,364 warrants which it had been issued on January 27, 2014 into 1,136,364 restricted common shares for the exercise price of $0.15 per share to provide the Company with aggregate proceeds of $170,455. At this same time, the Company issued to LPC 5,000,000 six year warrants with an exercise price of $0.05. The warrants were valued using a Black-Scholes model at a non-cash cost of $342,480. At current date, none of these warrants had been exercised. Copies of the letter agreement and warrant are attached to this Report as exhibit 10.1.

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

The fair valuations for warrants were done on date of grant using a Black Scholes option pricing model with the following assumptions:

Warrant issuances	Risk free rate*	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price

December 16, 2016	2.24%	0.0%	2.0 years	106%	6.0 years	$0.050	$0.0451
December 6, 2016 #1	1.83%	0.0%	2.0 years	106%	5.0 years	$0.055	$0.05
December 6, 2016 #2	1.40%	0.0%	2.0 years	106%	3.0 years	$0.020	$0.05
December 6, 2016 #3	0.96%	0.0%	2.0 years	106%	1.5 years	$0.025	$0.05
Unit Offer #3	1.16% to 1.22%	0.0%	2.0 years	108% to 108%	5.0 years	$0.055	$0.0561 to $0.0639
Unit Offer #2	1.22% to 1.38%	0.0%	2.0 years	113% to 114%	5.0 years	$0.055	$0.0489 to $0.060
Unit Offer #1	1.11% to 1.33%	0.0%	2.0 years	115% to 116%	5.0 years	$0.055	$0.0504 to $0.0559
*(based on US Treasury Constant Maturities matching estimated life)

The following table summarizes the Company's warrant activity for the period ended June 30, 2017 and the year ended December 31, 2016:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)*		Intrinsic Value**

Outstanding at December 31, 2016	78,809,848	$0.150	3.77	$	Nil
February 14, 2017 - Unit Offer #3 (remedial)	375,000	0.055	4.45		Nil
February, 2017 - Unit warrants exercises	(1,500,000)	0.055	-		-
Outstanding at June 30, 2017	77,684,848	$0.150	3.52	$	Nil
*  (remaining term as of June 30, 2017)
**(intrinsic value based on the closing share price of $0.0684 on June 30, 2017)

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

The fair valuations for outstanding options were done on date of grant using a Black Scholes option pricing model with the following assumptions:

Option	Risk free rate*	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price

March 6, 2017 Options	2.02%	0.0%	2 years	96%	5 years	$0.0559	$0.0559
January 20, 2017 Options	1.47%	0.0%	2 years	104%	2.9 years	$0.05	$0.05
December 19, 2014 Options	0.85%	0.0%	2.5 years	205%	2.5 years	$0.17	$0.17
*(based on US Treasury Constant Maturities matching estimated life)

A summary of changes in outstanding stock options for the period ended June 30, 2017 and the year ended December 31, 2016 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*		Intrinsic Value**

Outstanding at December 31, 2016	6,750,000	$0.17	2.72	$	Nil
January 20, 2017 grant	150,000	0.05	2.72		0.0193
March 6, 2017 grants	3,540,159	0.0559	4.93		0.0134
Outstanding at June 30, 2017	10,440,159	$0.12	3.47	$	Nil
*  (remaining term as of June 30, 2017)
**(intrinsic value based on the closing share price of $0.0684 on June 30, 2017)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

The following table summarizes information about the options outstanding at June 30, 2017:

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
*  (remaining term as of June 30, 2017)
**(intrinsic value based on the closing share price of $0.0684 on June 30, 2017)

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – Subsequent Events

It was management's assessment that there were no events which should be classified as subsequent events for the period of these financial statements.

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

The evidence of consumer demand for Cold Brewed Coffee is in the numbers. According to SPINS data for the 52 weeks ending October 4th 2015, Cold Brewed Coffee sales reached $15.3 million in Multi-Outlet and $7.3million in the Natural Channel. With dollar and unit sales in both channels exceeding 100% growth versus the prior year and the top three brands commanding over 85% share of the segment, it's evident that 2015 was just the beginning.  The category is estimated to have grown to $65 million during 2016.  As the category continues to grow, so does KonaRed's sales.  The company will continue to focus on this area of business with continued distribution and new product innovation.

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

Market

We believe our company has established a frontrunner position in the coffee fruit and cold brew coffee categories, boasting numerous retail entrees and continued expansion. We first established our products in the upstart coffee fruit sector on our home turf in Hawaii and then have expanded across the USA by winning placements at Kroger, Publix, Target, Vitamin Shoppe and other major retailers. We have since moved into the large and lucrative market of coffee and have expanded beyond just coffee fruit. Over 50% of Americans over the age of 18 drink coffee daily and it is a huge marketplace. We have positioned ourselves as one of the leading RTD Cold Brew Coffee product lines on the market since our February 2016 launch.

Sales Strategy

Our sales strategy for our Cold Brew Coffee and Antioxidant beverages and nutritional supplement products is to sell and ship directly from our warehouse in San Clemente, California for our Western U.S. and Hawaii business and  then rely on more centrally located warehouses for the Mid-West and East Coast regions.  We have a direct sales team of four individuals, two in Hawaii and two in Southern California whose main job is to secure new customers directly in person. We have also retained manufacturers' sales representatives who work to increase our overall sales efforts in specific regions such as New York, Los Angeles and Florida.

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

Employees

In addition to Shaun Roberts, who is our Chief Executive Officer, Interim Chief Financial Officer,  director, and Board Chair; and Kyle Redfield, who is our President and Chief Operating Officer, director; we currently employ 10 full-time employees who all work in the United States. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research; and as needed we engage the services of other professionals for legal, audit and other technical services. We intend to expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management's relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

Description of Property

Our principal office and warehouse is located at 1101 Via Callejon #200, San Clemente, California 92673-4230. During the period ended June 30, 2017 and the year ended December 31, 2016 we shared our warehouse premises with a sublessee whose occupancy ended on April 7, 2017, at which time we assumed all lease payments. We also utilize offices provided by our CEO and CFO. The current distribution facility lease has a term of June 1, 2016 to May 31, 2018 and presently requires lease payments of $10,466 per month. On February 25, 2016, the lease was extended for an additional 24 month term based on lease payments of $10,466 for June 1, 2016 to May 31, 2017 and $10,793 for June 1, 2017 to May 31, 2018. We believe that the condition of our principal office and warehouse are satisfactory, suitable and adequate for our current needs.

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

Deferred Revenue

Revenue from customer purchase agreements is recorded as unearned revenue and amortized over the term of the agreements. At June 30, 2017 and December 31, 2016, unearned revenues were $172,986 and $193,020, respectively. Historically, unearned revenue comprised of amortization of online subscriptions wherein we ship a scheduled amount of product to online retail subscribers each month and during the year ended December 31, 2016, unearned revenue was increased based on a cash payment we received for a non-refundable signing fee of $200,000 from a strategic supplier license (the "FP Agreement"). The FP license fee will be amortized over the term of the license, which translates to addition of $40,000 per year to our Other Income.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of our Company for the three and six month periods ended June 30, 2017 and June 30, 2016. A summary is as follows:

	Three Months ended June 30, 2017	Three Months ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Total Sales	$955,030	$229,662	$1,545,095	$384,925
Cost of goods sold	721,037	130,689	1,118,265	325,337
Gross Margin	233,993	98,973	426,830	59,588
Research and development	342	3,930	860	4,685
Advertising and marketing	202,904	91,376	244,497	157,673
General and administrative	783,979	618,657	1,631,485	1,151,013
Operating expenses	987,225	713,963	1,876,842	1,313,371
Loss from operations	(753,232)	(614,990)	(1,450,012)	(1,253,783)
Amortized portion of License fee	10,000	—	20,000	—
Amortization expenses - notes discounts	(434,291)	(143,403)	(677,808)	(286,806)
Derivative Expense	—	1,061	—	1,631
Interest expense	(71,102)	(37,136)	(251,417)	(73,532)
Net Loss	$(1,248,625)	$(794,468)	$(2,359,237)	$(1,612,490)

Net loss per share, fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Sales

Total sales are comprised of product sales and shipping and delivery fees. During the three and six month periods ended June 30, 2017 we recorded total sales of $955,030 and $1,545,095 compared with total sales of $229,662 and $384,925 for the three and six month periods ended June 30, 2016, representing an increase of 316% and 301%, respectively. Comparative product sales for the three and six month periods ended June 30, 2017 and June 30, 2016 were $954,114 and $1,545,094 versus $228,393 and $374,184, respectively, representing an increases of 318% and 311% respectively; and comparative shipping and delivery fees were $916 and $5,763 versus $1,269 and $10,741 respectively.

We are now benefiting from our efforts during 2016 to build a distribution network for our new Cold Brew Coffee product line. We attribute the growth in revenue during the period ended June 30, 2017 to continuing acquisition of new customers for KonaRed Cold Brew Coffees and orders from repeat customers. Cold Brew is now KonaRed's major marketing focus and accounted for 81% and 81% of our sales during the three and six month periods ended June 30, 2017.

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

Cost of Goods Sold

For the three and six month periods ended June 30, 2017 and June 30, 2016, Cost of Goods Sold ('COGS') were $721,037 and $1,118,265 compared to $130,689 and $325,337 respectively, which represents 75% and 72% of sales compared with 57% and 85% of sales, respectively.

Gross Margin was 25% and 28% versus 43% and 15% for the three and six month periods ended June 30, 2017 and June 30, 2016.  We attribute the decrease in Gross Margin to our increased distribution among national retailers at reduced margins in return for higher sales volume.  In addition, many of the national chains purchase our products through distributors.

COGS components for the three and six month periods ended June 30, 2017 and June 30, 2016 were: manufacturing costs, which include both in-house and outsourced manufacturing costs, totaling  $1,010,080  versus $248,074 respectively; inventory delivery costs of $61,839 versus $11,942, respectively; and packaging, inventory write-offs, term discounts, and other costs of $46,346 versus $65,321, respectively.

Operating Expenses

Our operating expenses are classified into three categories:

-  Research and development
-  Advertising and marketing
-  General and administrative expenses

Research and Development

Research and development costs were minimal for both three and six month periods ended June 30, 2017 and June 30, 2016. We project R&D costs will remain near current levels during the balance of fiscal 2017.

Advertising and Marketing

Advertising and marketing costs were $202,904 and $244,497 versus $91,376 and $157,673, respectively for the three and six month periods ended June 30, 2017 and June 30, 2016, representing an increase of 122% and 55%. This increase was attributable to coop advertising credits charged by national retailers. Primary components of advertising and marketing expenses for the six month periods ended June 30, 2017 and June 30, 2016 were: (i) advertising and graphic art costs of $152,369 versus $20,667, respectively; (ii) cost of free samples and demos was $39,035 versus $95,599, respectively; and (iii) other marketing expenses, sponsorships and public relations initiatives totaled $53,093 and $41,407, respectively. We project advertising and marketing costs will increase during the balance of fiscal 2017.

General and Administrative

General and administrative ('G&A') costs were $783,979 and $1,631,485 for the three and six month periods ended June 30, 2017 compared to $618,657 and $1,151,013 for the three and six month periods ended June 30, 2016, representing an increase of 41% and 48%. Major components of G&A for the six month periods were: (i) payroll of $609,669 versus $444,164, respectively, representing an increase of 37%; (ii) non-cash stock and options issuance costs for compensation and services of $358,072 versus $244,757, respectively, representing an increase of 46%; (iii) professional and consultant fees of $44,807 versus $91,343, respectively, representing a decrease of 51%; and (iv) VDF License fees of $200,000 versus $175,000, respectively, representing an increase of 14%. We project general and administrative expenses will grow moderately during the balance of fiscal 2017.

Interest Expense

Interest expense, including amortizations of original issuance discounts related to debt issuances and amortization of derivatives created by issuance of convertible securities, totaled $71,102 and $251,417 for the three and six month periods ended June 30, 2017 versus $37,136 and $73,532 for the three and six month periods ended June 30, 2016. We project that interest expenses will decrease during the balance of fiscal 2017.

Other Income (Expense)

During the three and six month periods ended June 30, 2017 and June 30, 2016, we recorded license fee revenue amortization of $10,000 and $20,000 versus $nil and $nil, respectively; and non-cash charges for changes in fair market value of derivative liabilities which arose from our issuance of convertible debt instruments and non-cash amortizations of discounts on notes payable which respectively totaled $434,291 and $677,808 versus $142,342 and $285,175, respectively.

Net Loss

Our net losses for the three and six month periods ended June 30, 2017 and June 30, 2016 were $1,248,625 or $0.01 per share and $2,359,237 or $0.01 per share, versus $794,468 or $0.01 per share and $1,612,490 or $0.01 per share, respectively.

Liquidity and Capital Resources

Our financial position at June 30, 2017 and December 31, 2016 was as follows:

Net Working Capital
	As of June 30, 2017	As of December 31, 2016

Current Assets	$913,517	$458,741
Current Liabilities	1,096,291	657,607
Net Working Capital (Deficit)	$(182,774)	$(198,866)

As of June 30, 2017 we had cash on hand of $101,588, accounts receivable  totaling $264,397, inventory of $547,532, compared with cash of $68,546, accounts receivable plus accounts receivable - related party totaling $122,365, and inventory of $267,830 as of December 31, 2016. Our net working capital increased to a negative balance of $182,774 at June 30, 2017, from a negative balance of $198,866 at December 31, 2016. At present, we estimate we will need to raise capital during the coming twelve months to fund our strategic plans.

Cash Flows
	Six months ended June 30, 2017	Six months ended June 30, 2016

Net cash provided (used) by operating activities	$(1,015,926)	$(979,179)
Net cash provided/(used) in investing activities	-	-
Net cash provided by financing activities	1,048,968	912,186
Increase (decrease) in cash during the period	33,042	(66,993)
Cash, beginning of period	68,546	148,769
Cash, end of period	$101,588	$81,776

Key elements comprising the comparative figures for Net cash (used) by Operating Activities for the six month periods ended June 30, 2017 and June 30, 2016 include: (i) net losses of $2,359,237 and $1,612,490, respectively; (ii) non-cash expenses for stock issued for services and compensation of $677,277 and $244,757, respectively; (iii) net non-cash amortization option grant and notes payable discount amortizations totaling $481,937 and $329,439, respectively; (iv) an increase in inventory of $279,702 versus a decrease in inventory of $80,836; and (v) increases of $440,138 and $31,296, respectively in accounts payable and accrued liabilities.

Cash Raised from Equity Sales

During the period ended June 30, 2017 we raised a total of $748,968 through sales of equity. This was comprised of: (a) $431,468 raised from private placement sales of 7,844,874 restricted common shares at $0.055 per share; (b) $15,000 through a private placement remedial Unit Offer #3 sale of 375,000 units priced at $0.04 per unit which included one restricted common share and one five year warrant exercisable at $0.055 per share; (c) $82,500 from issuance of 1,500,000 restricted common shares at $0.055 per share to two prior unit offering subscribers for exercises of 1,500,000 warrants they held; and (d) $220,000 raised from the sale of 4,000,000 restricted common shares which had not yet been issued and recorded as Stock Payable on the Balance Sheet as of June 30, 2017.

No Variable Rate Convertible Securities

The Company has no securities outstanding which have conversion prices which vary based on the trading price of the Company's common shares.

Cash Raised from Debt

During the six month period ended June 30, 2017, the Company raised $100,000 from issuance of a short term non-convertible promissory note and rolled over $200,000 of a license fee to the VDF Note.

Debt Conversions

During the six month period ended June 30, 2017, $410,896 of debt was converted by holders into equity.

These included: (a) two transactions in which we issued at total of 1,625,000 common shares at $0.04 per share for conversion by September 2015 Note Two Purchaser of the remaining $65,000 due on September 2015 Note Two. The market values of the shares totaled $128,463 based on a market close prices on dates of issuance. The conversions resulted in a $63,463 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. These conversions fully paid the note and no further payments are due; (b) issuance of 990,000 common shares at $0.04 per share for conversion by December 2015 Lender of the remaining $39,600 due on the December 2015 Note. The value of the shares was $61,578 based on a market close price on date of issuance. The conversion resulted in a $21,978 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. This conversion fully paid the note and no further payments are due; and (c) five transactions in which LPC converted at total of $300,000 principal and $3,060 accrued interest due on LPC Note Two at a conversion price of $0.05 per share into 6,105,843 shares valued at $405,361 based on market close prices on dates of issuance. The conversions resulted in a $99,064 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense.  This conversion fully paid all amounts due on LPC Note Two and the note is extinguished.

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements at June 30, 2017 or December 31, 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

ITEM 4.  CONTROLS AND PROCEDURES

A.   Disclosure Controls and Procedures.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") our management conducted an evaluation (under the supervision and with the participation of our President, Chief Executive Officer and interim Chief Financial Officer, Shaun Roberts) as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, Mr. Roberts concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including Mr. Roberts, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management's assessment was based on criteria set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of June 30, 2017, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

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

C.   Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On  February 14, 2017, we remedially executed a private placement related to Unit Offer #3 which raised $15,000 through the sale of 375,000 units. Each unit was priced at $0.04 per unit and comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares and embedded value of the warrants is based on the valuations done for Unit Offer #3. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants were valued using a Black-Scholes model at a non-cash cost of $16,463. At June 30, 2017, none of these warrants had been exercised.

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

During the period ended June 30, 2017 in six transactions, LPC converted $300,000 principal and $3,060 accrued interest due on LPC Note Two at a conversion price of $0.05 per share into 6,105,843 shares valued at $405,361 based on market close prices on dates of issuance. The conversions resulted in a $64,046 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. These shares were issued to one Accredited Investor with reliance on the exemptions from registration requirements provided in the Securities Act of 1933, as amended, Section 4(1) and Rule 144.

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

On April 3, 2017, we issued 11,000 restricted common shares at $0.0720 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $792. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 11, 2017 we issued 50,000 restricted common shares at $0.0709 per share at market close price on date of grant to an employee for deemed compensation of $3,545. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 27, 2017, we issued 36,364 restricted common shares at $0.0550 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $2,000. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 31, 2017, we issued 150,000 restricted common shares at $0.0722 per share market close price on date of grant to a Director for deemed compensation of $10,830. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 8, 2017, we issued 250,000 restricted common shares at $0.0692 per share market close price on date of grant to a Director for deemed compensation of $17,300. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

During the six month period ended June 30, 2017, we raised $429,468 through a private placement stock offering which sold 7,808,510 restricted common shares at $0.055 per share. These shares were issued to sixteen Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.  As part of this private placement stock offering, we raised an additional $220,000 in return for 4,000,000 restricted common shares at $0.055 per share, however as of June 30, 2017, these shares have not been issued pending receipt of information from purchaser required by stock registrar.  These funds have been recorded as Stock Payable in the Equity section of the company's balance sheet as of June 30, 2017.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

No. Exhibit Description

Exhibit Number	Description	Filed

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.2	Bylaws	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.3	Articles of Merger dated effective September 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
3.4	Certificate of Change dated effective September 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
(10)	Material Contracts
10.1	Letter Agreement and Form of Warrant, dated as of May 9, 2017 by and between KonaRed Corporation and Lincoln Park Capital Fund, LLC	(attached as an exhibit to our quarterly report on Form 10-Q, filed on May 16, 2017)
(31)	Certifications
31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
(101)	Interactive Data File
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Taxonomy Extension Labels Linkbase Document	Filed herewith
101.PLE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONARED CORPORATION

/s/ Shaun Roberts	Dated:	August 17, 2017
Shaun Roberts
Chief Executive Officer,
Chief Financial Officer