Form 10-Q
period 2017-09-30
KonaRed Corp
filed 2017-11-14
CIK 1527355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

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

The issuer had 218,116,621shares of common stock issued and outstanding as of November 9, 2017.

KONARED CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

KONARED CORPORATION
BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016

ASSETS

CURRENT ASSETS
Cash	$34,236	$68,546
Accounts receivable	242,674	120,565
Accounts receivable - related party	—	1,800
Inventory	498,121	267,830
TOTAL CURRENT ASSETS	775,031	458,741

OTHER ASSETS
Fixed assets (net of accumulated depreciation)	5,970	7,803
TOTAL OTHER ASSETS	5,970	7,803
TOTAL ASSETS	$781,001	$466,544

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$585,127	$140,007
Short term convertible notes, net of discounts	204,135	209,578
Short term debt	102,981	—
Short term debt - related party	203,968	103,353
Unearned revenue	162,986	193,020
Derivative liability	—	11,649
TOTAL CURRENT LIABILITIES	1,259,197	657,607

LONG TERM LIABILITIES
Long term convertible notes payable, net of discounts	—	869,674
TOTAL LONG TERM LIABILITIES	—	869,674
TOTAL LIABILITIES	1,259,197	1,527,281

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred shares, 10,000 shares with par value $0.001 authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common shares, 877,500,000 shares with par value $0.001 authorized; 217,282,221 and 162,932,882 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	217,326	162,975
Stock Payable	6,164	—
Additional paid in capital	26,047,037	22,158,506
Accumulated deficit	(26,748,723)	(23,382,218)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(478,196)	(1,060,737)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$781,001	$466,544

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

REVENUE:
Product sales	$735,977	$397,899	$2,275,308	$772,083
Product sales – related party	—	1,800	—	1,800
Shipping and delivery	5,650	4,390	11,413	15,131
Total sales	741,627	404,089	2,286,721	789,014

Cost of Goods Sold	329,063	311,064	1,647,328	636,401
GROSS MARGIN	412,564	93,025	639,393	152,613

OPERATING EXPENSES:
Research and development	797	—	1,657	4,685
Advertising and marketing	118,978	105,721	363,474	263,394
General and administrative expenses	960,120	822,780	2,403,732	1,973,793
Total operating expenses	1,079,895	928,501	2,768,863	2,241,872
Loss from operations	(667,331)	(835,476)	(2,129,470)	(2,089,259)

OTHER INCOME (EXPENSE):
License fee	10,000	—	30,000	—
Interest expense	30,213	(73,755)	(209,077)	(147,287)
Amortization expense - notes discounts	(44,741)	(152,162)	(722,549)	(438,968)
Loss on Debt Modification	(335,409)	—	(335,409)	—
Change in fair market value of derivative liability	—	4,297	—	5,928
Total other income (expense)	(339,937)	(221,620)	(1,237,035)	(580,327)
Loss before income taxes	$(1,007,268)	$(1,057,096)	$(3,366,505)	$(2,669,586)
Provision for income taxes	—	—	—	—
Net Loss	$(1,007,268)	$(1,057,096)	$(3,366,505)	$(2,669,586)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Basic and diluted weighted average shares outstanding	198,223,916	137,077,365	183,945,910	125,325,265

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid	Stock	Accumulated
	Shares	Amount	In Capital	Payable	Deficit	Total

Ending Balance – December 31, 2016	162,932,882	$162,974	$22,158,506	$—	(23,382,218)	$(1,060,738)
Common shares issued for cash	26,219,874	26,221	1,222,747	—	—	1,248,968
Common shares issued for convertible notes redemptions	21,768,442	21,769	1,486,853	—	—	1,508,622
Common shares issued for exercise of warrants	2,401,038	2,401	489,199	—	—	491,600
Common shares issued for interest payments	724,643	725	36,512	6,164	—	43,401
Common shares issued for services	2,556,500	2,096	114,499	—	—	116,595
Common shares issued as compensation	678,842	1,140	69,442	—	—	70,582
Additional paid-in capital related to option issuances	—	—	133,870	—	—	133,870
Loss on debt modification	—	—	335,409	—	—	335,409
Net loss – period ended September 30, 2017	—	—	—	—	(3,366,505)	(3,366,505)
Ending Balance – September 30, 2017	217,282,221	$217,326	$26,047,037	$6,164	(26,748,723)	$(478,196)

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

OPERATING ACTIVITIES:
Net loss	$(3,366,505)	$(2,669,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,833	1,833
Bad Debt Expense	—	—
Loss on Debt Modification	335,409	—
Loss on Debt Conversion	184,505	36,875
Stock issued for compensation	528,215	397,217
Stock issued for services	184,562	142,884
Change in fair market value of derivative liability	—	(6,039)
Amortization of notes payable discounts	418,603	540,439
Option grants expense	133,870	—
Change in operating assets and liabilities:
Accounts receivable	(120,309)	(164,235)
Inventory	(230,291)	91,998
Prepaid expenses	—	5,953
Accounts payable and accrued liabilities	376,864	295,022
Accrued interest	—	30,393
Unearned revenue	(30,034)	(642)
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(1,583,278)	(1,297,888)

FINANCING ACTIVITIES:
Proceeds from convertible notes payable	—	275,000
Borrowing on short term debt	100,000	—
Borrowing on short term debt – related party	200,000	100,000
Repayments on short term debt	—	(216,700)
Proceeds from issuance of common stock for cash	1,248,968	1,108,936
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,548,968	1,267,236

NET INCREASE (DECREASE) IN CASH	(34,310)	(30,652)

CASH, Beginning of Period	68,546	148,769

CASH, End of Period	$34,236	$118,117

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
NON CASH INVESTING AND FINANCING ACTIVITIES
(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Discount on derivative	$—	$6,055
Shares issued as commitment fees - offering costs	$—	$43
Derivative settlement	$11,649	—
Interest paid by stock issuances	$—	$19,825
Debt converted to common stock	$1,521,867	$59,000

The accompanying notes to financial statements are an integral part of these financial statements

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Nature of Organization

KonaRed Corporation ("KonaRed", "KonaRed Corporation", "us", "we", the "Registrant", or the "Company") was incorporated in the State of Nevada on October 4, 2010 as TeamUpSport Inc. Prior to, and in anticipation of, closing of an asset purchase agreement (the "Asset Agreement") with Sandwich Isles Trading Co, Inc., on September 9, 2013 our company effected a name change by merging with our wholly-owned Nevada subsidiary named "KonaRed Corporation" with our company as the surviving corporation under the new name "KonaRed Corporation". On October 4, 2013 pursuant to the terms the Asset Agreement, we acquired substantially all of the assets, property and undertaking of the health beverage and food business (the "Business") operated under the name "KonaRed" from Sandwich Isles Trading Co., Inc. ("SITC") which was a private company incorporated in Hawaii on August 22, 2008 and dissolved on May 23, 2014. As a result of the Company's October 4, 2013 acquisition of the Business from SITC we ceased to be a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act").

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents recorded for the periods ended September 30, 2017 and December 31, 2016.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Deferred Revenue
Revenue from customer purchase agreements is recorded as unearned revenue and amortized over the term of the agreements. At September 30, 2017 and December 31, 2016, unearned revenues were $162,986 and $193,020 respectively. Unearned revenue is comprised of the unamortized portion of a $200,000 cash payment we received during the year ended December 31, 2016 for a non-refundable signing fee from a strategic supplier partnership arrangement; and for online subscriptions wherein we ship a scheduled amount of product to online retail subscribers each month.

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the periods ended September 30, 2017 and September 30, 2016, the Company wrote off accounts receivable totaling $0 and $172, respectively. There were no allowances for doubtful accounts recorded for the nine-month period ended September 30, 2017 or the year ended December 31, 2016.

Inventories
Inventories are composed of raw materials and finished goods. Our raw materials inventory is comprised of dried coffee fruit and other input components, such as labels, caps, and packaging materials. Our finished goods inventory process begins when we take possession of coffee beans and dried coffee fruit from coffee growers in Hawaii. We then ship the raw material to our California warehouse for storage and then send required quantities to subcontractors for value-added processing; or we ship the raw materials directly from Hawaii to the processors. For our beverage products which include coffee fruit, value-added processing then occurs whereby the dried coffee fruit is converted to liquid extract through water based extraction. The extracts are then shipped from the raw materials processors to our California warehouse or directly to our bottling contractors. The bottling contractors then add our proprietary extract to other ingredients to produce our finished goods. Our cold brew coffee is manufactured using a comparable process. Finished goods are shipped back to either our Company's warehouse or third party transit agents and subsequently disseminated to either distributors or shipped directly to retailers. The process for production of our nutritional wellness products follows a similar manufacturing chain, but does not involve a bottling process.

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

Cost of goods sold
Cost of goods sold ('COGS') primarily consists of raw materials purchases and third party processing costs. COGS also includes: warehousing and distribution costs for inbound freight charges; shipping and handling costs; purchasing and receiving costs; costs for our labor; direct and indirect overhead costs; and the processing, bottling and shipping costs charged by 3rd party manufacturers.

Customer shipping expenses
In accordance with guidance provided in EITF Abstracts Issue No. 00-10 'Accounting for Shipping and Handling Fees and Costs', the Company records costs for products shipped to customers within general and administrative expenses, rather than within COGS. Prior to the year ended December 31, 2016, these costs were included within COGS; COGS for the periods ended September 30, 2016, shown in these financial statements was adjusted to reflect the change in accounting policy for fiscal 2016. During the periods ended September 30, 2017 and September 30, 2016, customer shipping expenses totaled $214,854 and $86,202 respectively.

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

Prior to September 29, 2017, the Company had outstanding a senior convertible note (the "VDF Note") with a balance of $1,088,265, net of a discount of $16,786 and derivative valued at $11,649. As of December 31, 2016, the VDF Note had a balance of $869,674 net of a discount of $16,786 and the embedded derivative liability was valued at $11,649. On September 29, 2017, the Company and VDF signed an amendment to the Senior Convertible Note. Per the amendment, the companies agreed that the total new outstanding balance was $916,457, and that VDF immediately converted all of the debt into equity of common shares at a conversion price of $0.07per share, resulting in 13,092,242 common shares being issued to VDF.

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using the treasury stock method; and convertible preferred stock and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company currently has options, warrants and convertible debt outstanding, and no convertible preferred stock has been issued. Common stock equivalents pertaining to the options, warrants and convertible debt were not included in the computation of diluted net loss per common share in these financial statements because the effect would have been anti-dilutive due to the net losses for the periods ended September 30, 2017 and September 30, 2016.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times, such cash may be in excess of the FDIC limit. With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited and diversified.

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

Level components:	As of September 30, 2017	As of December 31, 2016
Cash	$34,236	$68,546
Accounts receivable	242,674	120,565
Accounts receivable - related party	-	1,800
Inventories	498,121	267,830
Accounts payable and accrued liabilities	585,127	140,007
Short term convertible notes, net of discounts	204,135	209,578
Short term debt	102,981	-
Short term debt - related party	203,968	103,353
Long term convertible note, net of discount	-	869,674
Unearned revenue	162,986	193,020
Level 1 total	$2,034,228	$1,974,373
Derivative liability	-	$11,649
Level 2 total	$Nil	$11,649
(nil)	-	-
Level 3 total	$Nil	$Nil

It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments which it holds.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Advertising
Costs for advertising are expensed when incurred. Advertising and marketing costs totaled $363,474 and $261,209 for the nine months ended September 30, 2017 and September 30, 2016, respectively. Costs for product promotion and investor relations are included with advertising to form advertising and marketing expenses. When these other costs are excluded, advertising comprised $300,984 and $162,976 for the periods ended September 30, 2017 and September 30, 2016, respectively.

Fixed Assets
Fixed assets are recorded at cost. Depreciation is calculated on a straight line method over the estimated useful lives of the various assets as follows:

ASSET	Depreciation Term

Furniture and equipment	5 - 7 years
Warehouse fixtures	10 years

During the nine month periods ended September 30, 2017 and September 30, 2016: (a) depreciation for furniture and equipment of $1,572 and $1,572 was respectively recorded; and (b) depreciation for warehouse fixtures of $261 and $261 was respectively recorded. Accumulated depreciation for all fixed assets totaled $8,704 at September 30, 2017.

Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

Maintenance and repairs will be expensed as incurred while renewals and betterments will be capitalized.

Recent Accounting Pronouncements
In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ('ASU') No. 2016-15 ' Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments' because stakeholders had indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. Among the eight issues, there were two which appeared germane to the Company: (i) Debt Prepayment or Debt Extinguishment Costs, which provided guidance that Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; and (ii) Separately Identifiable Cash Flows and Application of the Predominance Principle, which provided guidance that the classification of cash receipts and payments that have aspects of more than one class of cash flows should be determined first by applying specific guidance in generally accepted accounting principles (GAAP). In the absence of specific guidance, an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. An entity should then classify each separately identifiable source or use within the cash receipts and payments on the basis of their nature in financing, investing, or operating activities. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item.

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

In April 2016, FASB issued ASU No. 2016-10 'Revenue from Contracts with Customers (Topic 606)'. This follows the May 28, 2014, FASB and International Accounting Standards Board (IASB) issuance of a converged standard on recognition of revenue from contracts with customers. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company will evaluate this standard and may implement adoption of once the standard becomes effective. The Company does not expect the adoption of the standard to have a significant impact on our financial statements.

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

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses totaling $26,748,723 as of September 30, 2017 and has incurred a net loss for the three months ended September 30, 2017 of $1,007,268. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. As needed, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. To address these issues, during the nine months ended September 30, 2017, the Company raised $1,248,968 from private placement equity offerings, and benefited from conversion of $1,521,867 of debt into equity. We anticipate we will continue to raise funds through private placement equity sales in the near future.

NOTE 4 – Inventory

Inventory includes raw materials and finished goods. Finished goods contain direct materials and other manufacturing costs charged directly by third party manufacturing vendors. Inventory consists of the following:

	September 30, 2017	December 31, 2016

Raw materials	$148,512	$105,035
Finished goods	349,609	162,795
Inventory allowance	—	—
Total	$498,121	$267,830

During the nine-month period ended September 30, 2017 and the year ended December 31, 2016, the Company wrote down inventory by $8,798 and $24,769, respectively, to account for expired inventory which had been written-off and disposed of, and for minor manufacturing process shrinkages. The Company recognized $nil and $nil recovery in inventory allowance respectively for the nine-month period ended September 30, 2017 and the year ended December 31, 2016. At September 30, 2017 the Company had $nil of reserved inventory and all inventory was valued at full cost.

NOTE 5 – Fixed Assets

Fixed assets at September 30, 2017 and December 31, 2016 respectively comprised: (a) furniture and equipment totaling $3,971 and $5,543, net of accumulated depreciation of $7,231 and $5,659; and (b) warehouse fixtures totaling $1,999 and $2,260, net of accumulated depreciation of $1,473 and $1,212.

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

NOTE 7 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes

September 2015 Notes:

On September 30, 2015, we issued two subordinated promissory notes ("September 2015 Note One" and "September 2015 Note Two", collectively, the "September 2015 Notes") to two lenders (the "September 2015 Lenders"). The September 2015 Notes included customary default provisions, were not secured and were subordinated to senior notes issued by the Company. September 2015 Note One had a face value of $100,000 and September 2015 Note Two had a face value of $150,000. The interest rate on each note was 8% per annum and this amount fully accrued upon issuance and added $8,000 to September 2015 Note One and $12,000 to September 2015 Note Two to bring the total balances due on each note to $108,000 and $162,000, respectively. The September 2015 Notes each included a 10% original issuance discount ("OID") which resulted in total net proceeds to the Company of $225,000. As an inducement for the loans, on September 30, 2015 the September 2015 Lenders received five‑year warrants, with cashless exercise rights, to purchase restricted shares of our common stock at an exercise price of $0.08 per share. September 2015 Note One Lender received 1,250,000 warrants which were valued using a Black-Scholes model at $67,115; and September 2015 Note Two Lender received 1,875,000 warrants which were valued using a Black-Scholes model at non-cash cost of $100,673.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes (continued)

During the nine months ended September 30, 2017, the holder of September 2015 Note Two converted the remaining balance of $65,000 due on the note into 1,625,000 shares valued at $128,463 based on a market close prices on dates of issuance. The conversions resulted in a $63,463 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. Concurrent with the conversions, the remaining $16,527 of the warrant discount on September 2015 Note Two was recorded as an amortization expense and the remaining $8,062 OID was recorded as interest expense.

During the year ended December 31, 2016, the Company timely met a series of scheduled cash payments on September 2015 Note One totaling $49,000 and on August 30, 2016 redeemed the balance of $59,000 due through issuance of 1,475,000 shares valued at $95,875 based on a market close price on date of issuance. The $36,875 difference between the cash redemption balance and the value of the shares redemption was treated as a conversion loss and recorded as an additional non-cash interest expense. At time of conversion on August 30, 2016 the remaining $50,245 of the warrant discount on September 2015 Note One was recorded as an amortization expense and the remaining $7,486 OID was recorded as interest expense.

September 2015 Note Two was fully satisfied by conversion into common stock in January 2017.  At September 30, 2017, the balances on the September 2015 Notes were $nil.

December 2015 Note:

On December 3, 2015, we issued a subordinated promissory note (the "December 2015 Note") to one lender (the "December 2015 Lender") in the aggregate amount of $110,000 (the "Original Principal"). The December 2015 Note bears interest at 8% per annum and this amount fully accrued upon execution of the loan and added $8,800 to the balance due at issuance date. The principal and interest was due and payable in full on December 3, 2016 ("Maturity Date") and had a re-payment schedule which required payments of $39,600 respectively on sixth, ninth and twelfth month anniversary dates of issuance. The December 2015 Notes included an aggregate $10,000 original issuance discount ("OID") which resulted in net proceeds of $100,000. The December 2015 Note provides for customary events of default was not secured, and was subordinated to senior notes issued by the Company and ranked equally with other debt issued by the Company. As an inducement for the loan, the Company issued the December 2015 Lender 500,000 restricted common shares valued at a non-cash cost of $30,050. During the nine months ended September 30, 2017, the holder of December 2015 Note converted the remaining balance of $39,600 due on the note into 990,000 shares valued at $61,578 based on a market close price on date of issuance. The conversion resulted in a $21,978 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. Concurrent with the conversion, the remaining $6,340 of the beneficial conversion feature ("BCF") discount on the December 2015 Note was recorded as an amortization expense and the remaining $1,179 OID was recorded as interest expense.

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
At September 30, 2017, the balance on the December 2015 Note was $nil.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes (continued)

LPC Note One:

On August 18, 2015, we issued a Senior Convertible Note ("LPC Note One") to a third party ("LPC") in the amount of $250,000. LPC Note One was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest was originally due and payable in full on December 31, 2016. Interest may be paid via issuance of the Company's common stock if the Company meets certain conditions that would allow the issuance of the Company's common stock without any trading restrictions. LPC Note One has a $25,000 original issuance discount ("OID") which resulted in net proceeds of $225,000. The Company has the right to prepay LPC Note One, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note One provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note One. LPC Note One is not secured and is subordinated to the VDF Note. The principal amount of LPC Note One and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.07 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note One. At no time may LPC Note One be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. As an inducement for the loan, on August 18, 2015 the Company granted LPC 3,750,000 six year warrants, which includes a cashless exercise provision, to purchase 3,750,000 restricted shares of our common stock at an exercise price of $0.10 per share; the warrants were valued using a Black-Scholes model at a non-cash cost of $277,014. At August 18, 2015, LPC Note One also included a BCF of $107,143 because the exercise price of LPC Note One was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note One was capped at $117,857, resulting in a total discount of $225,000. On December 16, 2016, prior to the scheduled redemption dates, LPC extended the maturities of LPC Note One and LPC Note Two (described below) from December 31, 2016 to December 31, 2017 in return for issuance by the Company of 7,000,000 six year warrants, with cashless exercise rights, to purchase 7,000,000 restricted shares of our common stock at an exercise price of $0.05 per share. The warrants were valued using a Black-Scholes model at a non-cash cost of $315,658, of which $143,481 was ascribed as an increase to the discount of LPC Note One and $172,177 was ascribed as an increase to the discount of LPC Note Two.

At September 30, 2017, the recorded balance on LPC Note One was $207,329 which included the remaining face value of $250,000 plus $3,194 accrued interest for the three months ended September 30, 2017, net of unamortized warrant and BCF discounts totaling $44,741 and an unamortized OID discount of $1,124. At December 31, 2016, the recorded balance on LPC Note One was $68,086 which included the remaining face value of 250,000, net of an unamortized warrant and BCF discounts totaling $177,505 and an unamortized OID discount of $4,409. During the nine month periods ended September 30, 2017 and September 30, 2016, $132,764 and $81,736, respectively, of the BCF and warrant discounts were recorded as amortization expenses, and $3,285 and $9,082, respectively, of the OID amortization was recorded as interest expenses.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes (continued)

LPC Note Two:

On November 23, 2015, we issued a Senior Convertible Note ("LPC Note Two") to LPC in the amount of $300,000. LPC Note Two was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest was originally due and payable in full on December 31, 2016. Interest may be paid via issuance of the Company's common stock if the Company meets certain conditions that would allow the issuance of the Company's common stock without any trading restrictions. LPC Note Two has a $30,000 OID which resulted in net proceeds of $270,000. The Company has the right to prepay LPC Note Two, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note Two provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note Two. LPC Note Two is not secured and is subordinated to the VDF Note. The principal amount of LPC Note Two and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.05 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note Two. At no time may LPC Note Two be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. On November 23, 2015, as an inducement for the loan the Company granted LPC 5,000,000 six year warrants, which includes a cashless exercise provision, to purchase 5,000,000 shares of our restricted common stock at an exercise price of $0.07 per share; the warrants were valued using a Black-Scholes model at a cost of $253,098. At November 23, 2015, LPC Note Two also included a BCF of $102,600 because the exercise price of LPC Note Two was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note Two was capped at $167,400, resulting in a total discount of $270,000. On December 16, 2016, prior to the scheduled redemption dates, LPC extended the maturities of each of its two notes from December 31, 2016 to December 31, 2017 in return for issuance by the Company of 7,000,000 six year warrants, with cashless exercise rights, to purchase 7,000,000 restricted shares of our common stock at an exercise price of $0.05 per share. The warrants were valued using a Black-Scholes model at a non-cash cost of $315,658, of which $143,481 was ascribed as an increase to the discount of LPC Note One and $172,177 was ascribed as an increase to the discount of LPC Note Two.

During the nine month period ended September 30, 2017, LPC converted $300,000 principal and $3,060 accrued interest due on LPC Note Two into 6,105,843 shares valued at $405,361 based on market close prices on dates of issuance. The conversions resulted in a $99,064 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. Concurrent with the conversions, $210,745 of the warrant discount was recorded as an amortization expense and $6,162 OID was recorded as interest expense. For the nine month period ended September 30, 2017, excluding the conversion amortization adjustments, $13,693 of the remaining warrant discount was recorded as amortization expense and $400 of the remaining OID was recorded as interest expense. For the nine month period ended September 30, 2016, $121,634 of the warrant discount was recorded as amortization expense and $13,514 of the OID was recorded as interest expense.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Short Term Debt, Short Term Debt - Related Party & Short Term Convertible Notes (continued)

We converted the final principal outstanding LPC Note Two on April 8, 2017.  At September 30, 2017, the recorded balance on LPC Note Two was $nil. At December 31, 2016, the recorded balance on LPC Note Two was $69,000. This included the remaining face value of $300,000, net of an unamortized discount of $224,438 and an unamortized OID of $6,562.

RP Note:

On July 31, 2016, the Company issued a $100,000 note (the "RP Note") to a director of the Company for a loan. The RP Note had an original maturity date of January 27, 2017 and is classified as short term related party debt. The RP Note bears interest at 8% per annum due at maturity and may be prepaid in whole, or in part, at any time before each maturity date without prepayment penalty. As an inducement for the loan, the Company issued 340,000 restricted common shares to the lender at a non-cash cost of $15,504 valued at market close price on date of issue. At December 31, 2016, the balance due on the RP Note was $103,353 including $3,353 of accrued interest for the year ended December 31, 2016. On January 27, 2017, the lender extended the maturity of the RP Note to July 27, 2017 in return for 340,000 restricted common shares valued at $16,592 at market close price on date of issue. On September 25, 2017, the lender further extended the maturity of the RP Note to December 31, 2017 in return for 340,000 restricted common shares valued at $14,620 at market close price on date of issue.  At September 30, 2017, the balance due on the RP Note was $103,968, which included $3,968 of accrued interest for the nine month period ended September 30, 2017. On July 18, 2017, the Company issued a $100,000 note (the "RP Note Two) to such director of the Company for a loan. The RP Note Two had an original maturity date of December 31, 2017, and is classified as short term related party debt. The RP Note Two bears interest at 8% per annum due at maturity and may be prepaid in whole, or in part, at any time before the maturity date without prepayment penalty. As an inducement for the loan, the Company repriced the RP Noteholder's warrants from $0.17 to $0.055.

SFC Note:

On February 14, 2017, the Company issued a $100,000 note (the "SFC Note") to a long term shareholder of the Company for a loan. The SFC Note has maturity date of August 14, 2017 and bears interest at 8% per annum due at maturity and may be prepaid in whole, or in part, at any time before each maturity date without prepayment penalty. As an inducement for the loan, the Company issued 340,000 restricted common shares to the lender at a non-cash cost of $23,800 valued at market close price on date of issue. At September 30, 2017, the balance due on the SFC Note was $102,981 including $2,981 of accrued interest for the nine month period ended September 30, 2017, and SFC agreed to extend the maturity date of the note to February 9, 2018.

NOTE 8 – Convertible Long Term Note Payable

VDF Note:

On January 28, 2014, we entered into a patent settlement with VDF FutureCeuticals, Inc. ("VDF") at which time a senior secured convertible note (the "VDF Note") was issued to VDF, whereby we agreed to pay principal equal to the sum of aggregate accrued and unpaid patent license fee payments plus accrued interest. The maturity of the VDF Note is December 31, 2018 unless accelerated pursuant to an event of default or the License Agreement is terminated and all accrued and unpaid obligations under the VDF Note have been paid. Due to its term the VDF Note is classified as long term debt. Interest on the note is 7% per annum, subject to an adjustment to 12% for events of default and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. At any time VDF has the option to convert any principal outstanding on the VDF Note into shares of our common stock at a conversion price determined by the terms of the VDF Note, which is subject to adjustment based on our issuance of stock and other securities and is currently $0.2157 per share. The VDF Note provides that we may, at our option, roll-over to the VDF Note quarterly license fee payments and accrued interest and ranks senior to any other debt issued by the Company unless written consent of VDF is obtained to amend the ranking.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – Convertible Long Term Note Payable (continued)

On September 29, 2017, the Company and VDF signed an amendment to the Senior Convertible Note.  Per the amendment the companies agreed that the total new outstanding balance was $916,457.00, and that VDF would immediately convert all of the debt into 13,092,242 common shares at a conversion price of $.07/share, resulting in 13,092,242 common shares being issued to VDF.

At September 30, 2017, the VDF Note had an outstanding balance of $0.

NOTE 9 – Derivatives

In connection with the issuance of debt or equity instruments, the Company may sell options or warrants to purchase its  common stock. In certain circumstances, the convertible debt, options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability. The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option.

On September 29, 2017, the derivative balance of $11,649 related to VDF Note was settled per Note amendment and subsequent conversion of VDF Note to equity. Per amendment, the Note was fully satisfied and canceled upon issuance of 13,092,242 common shares at $0.07 per share.

The following table summarizes the derivative activity for the year ended December 31, 2016 and during the nine month period ended September 30, 2017:

Description		Total
Fair Value of derivative liabilities at December 31, 2016		$11,649
Increase due to issuance of convertible debenture - VDF license fee rollovers		-
Change in Fair Value		-
Derivative Settlement		(11,649)
Fair Value of derivative liabilities at September 30, 2017	$	$Nil

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Related Party Transactions

During the nine month period ended September 30, 2017, related party transactions included:

Chief Executive Officer, Director and Board Chair.
For the nine month period ended September 30, 2017: (i) compensation of $73,125; (ii) office rent of $5,850; (iii) Black-Scholes non-cash expense amortization of $35,861 related to 1,063,782 options granted on March 6, 2017 which vested immediately; and (iv) accrued bonus of $97,825.

President and Chief Operating Officer, Director.
For the nine month period ended September 30, 2017: (i) compensation of $147,187; (ii) accrued bonus of $225,342; (iii) Black-Scholes non-cash expense amortization of $83,481 related to 2,476,377 options granted on March 6, 2017 which vested immediately; and (iv) Black-Scholes non-cash expense amortization of $24,222 related to 559,841 options granted on May 31, 2017 which vested immediately.

(Former) Chief Financial Officer, Secretary and Treasurer:
For the nine month period ended September 30, 2017: (i) compensation of $46,875; (ii) office rent of $2,250; and (iii) issuance of 653,842 restricted common shares at a non-cash cost of $0.056 per share, for aggregate deemed compensation of $36,615.

Non-executive Director One:
For the nine month period ended September 30, 2017:  (i) extension of the maturity of a prior loan of $100,000 to the Company in return for an inducement fee of 340,000 restricted common shares priced at a closing market of $0.0488 per share on date of issue for a deemed non-cash cost of $16,592; and (ii) issuance of short term loan of $100,000 to the Company in return for re-pricing of existing warrants from $0.170 to $0.055; and (iii) further  extension of the maturity of a prior loan of $100,000 to the Company in return for an inducement fee of 340,000 restricted common shares priced at a closing market of $0.043 per share on date of issue for a deemed non-cash cost of $14,620.

Non-executive Retiring Director One:
During the nine month period ended September 30, 2017 Retiring Director One resigned from the Board at which time the Company: (i) re-priced 1,000,000 options Retiring Director One held from an exercise price of $0.17 per share to an exercise price of $0.05 per share.  The Black-Scholes options pricing model cost of the transaction was $14,303; and (ii) issued to him 150,000 restricted common shares at a non-cash cost of $0.0722 per share for aggregate deemed compensation of $10,830.

Non-executive Retiring Director Two:
During the nine month period ended September 30, 2017 Retiring Director Two resigned from the Board at which time the Company re-priced 750,000 options he held from an exercise price of $0.17 per share to an exercise price of $0.05 per share and issued him an additional 150,000 options with the same three year remaining maturity. The exercise price of the new options was set on date of grant and these options vested immediately. The combined Black-Scholes options pricing model cost of the transactions was $14,528.

Non-executive Director Two:
For the nine month period ended September 30, 2017: issuance of 250,000 restricted common shares at a non-cash cost of $0.0484 per share for aggregate deemed compensation of $12,100 as an inducement to join the Board.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Related Party Transactions (continued)

Non-executive Director Three:
For the nine month period ended September 30, 2017: (i) purchase of 909,091 restricted common shares at $0.055 per share for aggregate proceeds of $50,000; (ii) issuance of 250,000 restricted common shares at a non-cash cost of $0.0692 per share for aggregate deemed compensation of $17,300 as an inducement to join the Board.

NOTE 11 – Equity

Overview:

Our authorized capital stock consists of 877,500,000 shares of common stock, with a par value of $0.001 per share; and 10,000 shares of preferred stock at a par value of 0.001. The holders of common stock have dividend rights, liquidation rights and voting rights of one vote for each share of common stock. There are no preferred shares issued and outstanding and the terms of any future preferred shares issuances will be as determined by the Board of Directors. As of September 30, 2017, there were 217,282,221 shares of our common stock issued and outstanding.

2017 Share Transactions

On January 23, 2017, we issued 250,000 restricted common shares at $0.0484 per share to a new director at market close price on date of grant as an inducement fee for joining our Board for a deemed non-cash cost of $12,100. These shares were issued to one Accredited Investor (as that term is defined in Rule 501 of Regulation D under Securities Act of 1933, as amended (the "Securities Act") Rule 506 of Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On January 26, 2017, we issued 340,000 restricted common shares at $0.0488 per share to an Accredited Investor related party at market close price on date of grant as an inducement fee extension of the maturity of a promissory note for a deemed non-cash cost of $16,592. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On February 14, 2017, we remedially executed a private placement related to the Company's previous Unit Offer #3 which raised $15,000 through the sale of 375,000 units. Each unit was priced at $0.04 per unit and comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares and embedded value of the warrants is based on the valuations done for Unit Offer #3. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act. The warrants were valued using a Black-Scholes model at a non-cash cost of $16,463. At September 30, 2017, none of these warrants had been exercised.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On February 14, 2017, we issued 340,000 restricted common shares to an Accredited Investor long term shareholder at $0.07 per share at market close price on date of grant as an inducement fee for a $100,000 promissory note for a deemed non-cash cost of $23,800. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

During January, 2017, in two transactions we issued a total of 1,625,000 common shares at $0.04 per share for conversion by September 2015 Note Two Purchaser of the remaining $65,000 due on September 2015 Note Two. The market values of the shares totaled $128,463 based on market close prices on dates of issuance. The conversions resulted in a $63,463 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. These conversions fully satisfied the note and no further payments are due. These shares were issued to an Accredited Investor with reliance on the exemptions from registration requirements provided in Securities Act Sections 3(a)(9) and 4(a)(2) Sections 3(a)(9) and 4(a)(2).

During February, 2017, we issued 1,500,000 restricted common shares to two prior unit offering subscribers for exercises of 1,500,000 warrants they held at the exercise price $0.055 per share for proceeds of $82,500. These subscribers are Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act)Rule 506 of Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On February 22, 2017, we issued 990,000 common shares at $0.04 per share for conversion by December 2015 Lender of the remaining $39,600 due on the December 2015 Note. The value of the shares was $61,578 based on a market close price on date of issuance. The conversion resulted in a $21,978 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. This conversion fully paid the note and no further payments are due. These shares were issued to one Accredited Investor with reliance on the exemptions from registration requirements provided in Securities Act Sections 3(a)(9) and 4(a)(2) Sections 3(a)(9) and 4(a)(2).

During the nine month period ended September 30, 2017 in six transactions, LPC converted $300,000 principal and $3,060 accrued interest due on LPC Note Two at a conversion price of $0.05 per share into 6,105,843 shares valued at $405,361 based on market close prices on dates of issuance. The conversions resulted in a $99,064 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. These shares were issued to one Accredited Investor with reliance on the exemptions from registration requirements provided in Securities Act Sections 3(a)(9) and 4(a)(2) Sections 3(a)(9) and 4(a)(2).  These conversions fully paid all amounts due on LPC Note Two and the note is extinguished.

On March 1, 2017, we issued 1,100,000 restricted common shares at $0.0548 per share at market close price on date of grant for consultant services rendered for a deemed cost of $60,280. These shares were issued to one Accredited Investor (as that term is defined in Rule 501 of Regulation D under the Securities Act) or a person qualified under the terms of Rule 506 of Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On March 2, 2017, we issued 15,500 restricted common shares at $0.0518 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $803. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On March 6, 2017, we issued 653,842 restricted common shares to a company wholly owned by our CFO at a price of $0.0559 on date of grant as compensation for a deemed cost of $36,615. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On March 7, 2017, we issued 50,000 restricted common shares at $0.0604 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $3,020. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On April 3, 2017, we issued 11,000 restricted common shares at $0.0720 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $792. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On April 11, 2017 we issued 50,000 restricted common shares at $0.0709 per share at market close price on date of grant to an employee for deemed compensation of $3,545. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On April 27, 2017, we issued 36,364 restricted common shares at $0.0550 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $2,000. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On May 31, 2017, we issued 150,000 restricted common shares at $0.0722 per share market close price on date of grant to a Director for deemed compensation of $10,830. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On June 8, 2017, we issued 250,000 restricted common shares at $0.0692 per share market close price on date of grant to a Director for deemed compensation of $17,300. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On July 6, 2017, we issued 25,000 restricted common shares at $0.060 per share market close price on date of grant to an employee for deemed compensation of $1,500. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On July 31, 2017, we issued 12,500,000 restricted common shares to two parties (collectively, "PCF") as part of a previous equity agreement.  The shares were issued for $500,000 received and priced at $.04/share.  This was the second payment received under the same provisions of the PCF Agreements. These shares were issued to two Accredited Investors with reliance on the exemptions from registration requirements provided in the Securities Act Section 4(a)(2).

On July 31, 2017, the Company issued 4,000,000 restricted common shares at $0.055 per share in exchange for $220,000 received in second quarter as part of a private placement stock offering. These shares were issued to one non-U.S. Company (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On August 30, 2017, the Company issued 340,000 shares of restricted common stock for the extension of a short term loan maturity date.  These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On September 25, 2017, the Company issued 340,000 shares of restricted common stock to a Director of the Company for the extension of a short term loan maturity date.  These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On September 29, 2017, the Company issued 13,092,242 common shares of restricted common stock at $0.07 per share as and for full satisfaction of VDF Note. These shares were issued to one U.S. Company with reliance on the exemptions from registration requirements provided in the Securities Act Sections 3(a)(9) and 4(a)(2).

During the nine month period ended September 30, 2017, we raised $1,248,968 through a private placement stock offering in exchange for 7,808,510 restricted common shares at $0.055 per share. These shares were issued to sixteen Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act) or persons qualified under the terms  of Rule 506 of Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.  We raised an additional $500,000 through the issuance of 12,500,000 common shares at $0.04 per share through exercised warrants.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

2016 Share Transactions

On August 11, 2016 we discontinued the Company's equity line of credit facility (the "2015 Equity Line"). During the year ended December 31, 2016, the Company issued 6,450,000 Sale Shares and 21,529 Commitment Shares under the 2015 Equity Line for aggregate proceeds of $322,936.

On January 1, 2016 we issued 600 restricted common shares at $0.0614 per share at market close price on date of grant to an employee for deemed compensation of $37. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On January 11, 2016 we issued 5,000 restricted common shares at $0.064 per share to an employee at market close price on date of grant for deemed compensation of $320.  These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

In February 2016, we executed a private placement unit offering which raised $171,000 through the sale of 4,275,000 units priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $227,160 and the embedded value of the warrants based on a Black-Scholes option pricing model was $182,910. These shares were issued to four US persons who are Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act) or persons qualified under the terms of Rule 506 of Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On February 23, 2016 we issued 5,000 restricted common shares at $0.0502 per share at market close price on date of grant to an employee for deemed compensation of $251. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On March 4, 2016, we issued 3,500 restricted common shares at $0.0559 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $196. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On March 31, 2016 we issued 150,366 restricted common shares at $0.051 per share at market close price on date of grant to our CEO for deemed compensation totaling $7,669. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On March 31, 2016 we issued 318,081 restricted common shares at $0.051 per share at market close price on date of grant to our President & COO for deemed compensation totaling $16,222. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On March 31, 2016 we issued 462,663 restricted common shares at $0.051 per share at market close price on date of grant to a company wholly owned by our CFO for deemed compensation totaling $23,596.  These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On March 31, 2016 we issued 600 restricted common shares at $0.054 per share at market close price on date of grant to an employee for deemed compensation of $30. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

From April to May 2016, we executed a private placement unit offering which raised $394,000 through the sale of 9,850,000 units priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $532,443 and the embedded value of these warrants based on a Black-Scholes option pricing model was $426,730. These shares were issued to nine US persons who are Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act) or persons qualified under the terms of Rule 506 of Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On May 20, 2016 we issued 10,000 restricted common shares at $0.054 per share at market close price on date of grant to an employee for deemed compensation of $540. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On May 20, 2016 we issued 5,000 restricted common shares at $0.054 per share at market close price on date of grant to an employee for deemed compensation of $270. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On May 20, 2016, we issued 68,000 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $3,672. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On May 20, 2016, we issued 8,500 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $459. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On May 20, 2016, we issued 7,000 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $378. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On June 6, 2016, we issued 5,000 restricted common shares at $0.0518 per share at market close price on date of grant to a health care professional for endorsement services for deemed compensation of $259. These shares were issued to US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On June 8, 2016 we issued 333,781 restricted common shares at $0.049 per share at market close price on date of grant as compensation to our CEO for deemed compensation totaling $16,355. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On June 8, 2016 we issued 254,441 restricted common shares at $0.049 per share at market close price on date of grant as compensation to our President & COO for deemed compensation totaling $12,468. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

For the nine month period ended September 30, 2016 we issued 164,841 restricted common shares at $0.052483 per share at market close price on date of grant to our CEO for deemed compensation totaling $8,651. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

For the nine month period ended September 30, 2016 we issued 348,702 restricted common shares at $0.052483 per share at market close price on date of grant to our President & COO for deemed compensation totaling $18,301. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

For the period ended September 30, 2016 we issued 507,202 restricted common shares at $0.052483 per share at market close price on date of grant to a company wholly owned by our CFO for deemed compensation totaling $26,619. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On June 30, 2016 we issued 1,200 restricted common shares at $0.0497 per share at market close price on date of grant to an employee for deemed compensation of $60. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On June 30, 2016, we issued 1,500,000 restricted common shares at $0.0497 per share at market close price on date of grant for consultant services rendered for a deemed cost of $74,550. These shares were issued to three US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

For the three months ended June 30, 2016, we issued to LPC: (a) 45,143 restricted shares at $0.0497 per share for a deemed cost of $2,244 for interest accrued on LPC Note One for the period from April 1, 2016 to June 30, 2016; and (b) 75,840 restricted shares at $0.0497 per share for a deemed cost of $3,769 for interest accrued on LPC Note Two for the period from April 1, 2016 to September 30, 2016. These shares were issued at market close price on date of grant to one US company, which is an Accredited Investor (as that term is defined in Rule 501 of Regulation D under the Securities Act), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On July 13, 2016, we issued 294,737 restricted common shares at $0.0475 per share at market close price on date of grant for consultant services rendered for a deemed cost of $14,000. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On August 1, 2016, the Company received a loan of $100,000 from a director of the Company and issued 340,000 restricted common shares as an inducement fee at market close price of $0.0456 on date of issue for a deemed cost of $15,504. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On August 8, 2016, we issued 20,000 restricted common shares at $0.0475 per share market close price on date of grant to an employee for deemed compensation of $950. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On August 8, 2016, we issued 50,000 restricted common shares at $0.0475 per share market close price on date of grant to an employee for deemed compensation of $2,375. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On August 15, 2016, we issued 1,333,333 restricted common shares at $0.049 per share at market close price on date of grant to our President & COO for deemed compensation totaling $65,333. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On August 24, 2016, we issued 42,500 restricted common shares at $0.0639 per share market close price on date of grant to an employee for deemed compensation of $2,716. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On August 24, 2016, we issued 25,000 restricted common shares at $0.0639 per share market close price on date of grant to an employee for deemed compensation of $1,598. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

From July to September 2016, we executed a private placement offering which raised $101,000 through the sale of 2,525,000 units priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $168,525 and the embedded value of the warrants based on a Black-Scholes option pricing model was $132,571. These shares were issued to eight persons who are Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act) or persons qualified under the terms  of Rule 506 of Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On August 30, 2016, the Company redeemed the balance due of $59,000 on the September 2015 Note One through issuance of 1,475,000 shares valued at $95,875 based on a market close price of $0.065 per share on date of issuance. This included a loss on conversion of $36,875 based on the difference between the value of the shares issued at market close price on date of issue and the agreed conversion price of $0.04 per share. These shares were issued to one US company, which is an Accredited Investor (as that term is defined in Rule 501 of Regulation D under the Securities Act), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On September 6, 2016, we issued 10,000 restricted common shares at $0.0599 per share market close price on date of grant to an employee for deemed compensation of $599. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On September 8, 2016, we issued 25,000 restricted common shares at $0.06 per share market close price on date of grant to an employee for deemed compensation of $1,500. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On September 9, 2016, we issued 10,000 restricted common shares at $0.0581 per share market close price on date of grant to an employee for deemed compensation of $581. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On September 23, 2016, a note holder provided an extension of the maturity of the note held in return for the note being amended to provide for conversion into shares at $0.04 per share. This amendment created a beneficial conversion feature which was valued at a cost of $37,669, such amount which was recorded as an increase to Additional Paid in Capital.

On September 27, 2016 we issued 435,180 restricted common shares at $0.05802 per share at market close price on date of grant as compensation to our CEO for deemed compensation totaling $25,249. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On September 27, 2016 we issued 906,634 restricted common shares at $0.05802 per share at market close price on date of grant to our President & COO for deemed compensation totaling $52,603. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On September 29, 2016, we issued 129,244 restricted common shares at $0.058 per share market close price on date of grant to a predecessor investor for deemed cost of $7,496 to revise the shares owed to him from our reverse merger share exchange in 2014. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act. A value for capital stock of $129 was recorded and the balance of $7,367 for the cost of the shares was offset to additional paid in capital.

For the three months ended September 30, 2016, we issued to LPC: (a) 45,629 restricted shares at $0.0561 per share for a deemed cost of $2,560 for interest accrued on LPC Note One for the period from July 1, 2016 to September 30, 2016; and (b) 76,660 restricted shares at $0.0561 per share for a deemed cost of $4,301 for interest accrued on LPC Note Two for the period from July 1, 2016 to September 30, 2016. These shares were issued at market close price on date of grant to one US company, which is an Accredited Investor (as that term is defined in Rule 501 of Regulation D under the Securities Act), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On September 30, 2016, we issued 193,848 restricted common shares at $0.0561 per share at market close price on date of grant to our CEO for deemed compensation totaling $10,875. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On September 30, 2016, we issued 1,382,532 restricted common shares at $0.0561 per share at market close price on date of grant to our President & COO for deemed compensation totaling $77,560. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On September 30, 2016, we issued 426,040 restricted common shares at $0.0561 per share at market close price on date of grant to a company wholly owned by our CFO for deemed compensation totaling $23,901. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

From July 1 to September 30, 2016, we raised $120,000 through a private placement stock offering of 3,000,000 restricted common shares at $0.04 per share. These shares were issued to six US persons who are Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act) or persons qualified under the terms of Rule 506 of Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On October 4, 2016, we issued 150,000 restricted common shares at $0.059 per share at market close price on date of grant to a newly appointed director as an inducement for joining our Board for a deemed cost of $8,850. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On October 28, 2016, we issued 1,000,000 restricted common shares at $0.0525 per share at market close price on date of grant for consultant services rendered for a deemed cost of $52,500. These shares were issued to three US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On November 23, 2016, we issued 500,000 common shares at $0.04 per share for conversion by September 2015 Note Two Purchaser of $20,000 of debt. These shares were issued to one Accredited Investor with reliance on the exemptions from registration requirements provided in the Securities Act Section 3(a)(9). Because these shares were issued at below the closing market price of $0.0537 on date of issue, the conversion resulted in a loss of $6,850 which was recorded as additional interest expense.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

On November 30, 2016, we issued 1,000,000 restricted common shares at $0.0529 per share at market close price on date of grant for consultant services rendered for a deemed cost of $52,900. These shares were issued to three US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On December 2, 2016, we issued 300,000 common shares at $0.0495 per share at market close price on date of grant to a debt holder as part of the compensation for a maturity extension on the note held for a deemed cost of $14,850. These shares were issued to one US person with reliance on the exemptions from registration requirements provided in Securities Act Section 3(a)(9). At this time the underlining note was also amended to provide for conversion of the note to shares at $0.04 per share and this created a beneficial conversion feature which was valued at a cost of $9,405, such amount which was recorded as an increase to Additional Paid in Capital.

On December 6, 2016, LPC provided an extension of the maturity of two notes held in return for the grant of 7,000,000 six year warrants exercisable at $0.05 per share. The warrants were valued using a Black-Scholes model at a non-cash cost of $315,658, which was recorded as an increase to Additional Paid in Capital.

For the three months ended December 31, 2016, we issued to LPC: (a) 45,629 restricted shares at $0.0451 per share for a deemed cost of $2,058 for interest accrued on LPC Note One for the period from October 1, 2016 to December 31, 2016; and (b) 76,660 restricted shares at $0.0451 per share for a deemed cost of $3,457 for interest accrued on LPC Note Two for the period from October 1, 2016 to December 31, 2016. These shares were issued at market close price on date of grant to one US company, which is an Accredited Investor (as that term is defined in Rule 501 of Regulation D under the Securities Act), and in issuing these shares to this person we relied on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

PCF Holdings Investment:
On December 6, 2016, the Company entered into a securities purchase agreement (the "Securities Agreement") with PCF Holdings Group, LLC ("PCF") under which PCF committed to invest, or cause to be invested, $940,000 in three tranches of (i) $300,000, (ii) $500,000 and (iii) $140,000, respectively for the purchase of Stock Units. Under the Securities Agreement, PCF (or its designee) will purchase from the Company up to 28.5 million stock units (each a "Stock Unit" and in the plural, the "Stock Units"), to be paid in three tranches. The series of warrants for each tranche each have the same three exercise prices, include cashless exercise rights, and have the same three expiry terms. The first tranche was priced at $0.024 per Stock Unit and the second and third tranches are priced at $0.04 per Stock Unit. Each Stock Unit consists of one share of restricted common stock of the Company (each a "Share") and three separate warrant classes (each a "Warrant" and the shares underlying the Warrants being the "Warrant Shares" or,

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

in the singular a "Warrant Share") respectively have (i) an exercise price of $0.055 per share for a term of five years, (ii) an exercise price of $0.20 per shares for a term of three years and (iii) an exercise price of $0.25 per share for a term of 18 months. The fair market value of the shares based on closing market price on date of sale was $625,000 and the embedded value of the warrants based on a Black-Scholes option pricing model was $1,410,059. The first-tranche shares were issued to three Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act) or persons qualified under the terms of Rule 506 of Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act. For the second and third tranches, each Stock Unit shall be priced at $0.04 per Stock Unit and shall consist of one Share and three separate warrant classes (each a "Warrant" and the shares underlying the Warrants being the "Warrant Shares", or in the singular a "Warrant Share") that shall respectively have (i) an exercise price of $0.055 per share for a term of five years, (ii) an exercise price of $0.20 per share for a term of three years and (iii) an exercise price of $0.25 per share for a term of 18 months. At the initial Tranche Closing, PCF purchased 12,500,000 Stock Units for a purchase price of $300,000 in cash (the "Initial Tranche"). Subject to the continued accuracy and validity of the representations and warranties of the Company to PCF, the satisfaction by the Company of all its covenants set forth in the Securities Agreement and other considerations, then not later than 120 days from the Initial Tranche Closing (the "Second Tranche Closing"), Purchaser shall purchase 12,500,000 Stock Units (the "Second Tranche) for a purchase price of $500,000; and then not later than 120 days from the Second Tranche Closing (the "Third Tranche Closing"), Purchaser shall purchase 3,500,000 Stock Units (the "Third Tranche) for a purchase price of $140,000. The Securities Agreement includes a Beneficial Ownership Limitation and at no time may PCF exercise warrants or purchase shares if such exercises or purchases would result in PFC and its affiliates owning an aggregate of shares of our common stock in excess of 17.5% of the then outstanding shares of our common stock. PCF and its affiliates may sell or transfer Units, Shares or Warrants that exceed, or might cause PCF to exceed, the Beneficial Ownership Limitation in order for PCF to comply with the Beneficial Ownership Limitation. PCF may at any time request one registration under the Securities Act, of all or part of its Shares (including any Warrant Shares issuable upon exercise of any Warrants) (a "Demand Registration"), however the Company will not be obligated to effect any Demand Registration within nine months from the Initial Tranche Closing, or when Purchaser has the ability to freely sell the securities proposed to be registered under Rule 144, without being subject to any volume or manner of sale restrictions thereunder. As of September 30, 2017, PCF had not consummated the Third Tranche Purchase.

On December 8, 2016, we issued 170,000 restricted common shares at $0.048 per share market close price on date of grant to seven employees for deemed compensation of $8,160. These shares were issued to seven US persons with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

Warrants:

2017 Warrant Transactions -

On February 14, 2017, we remedially executed a private placement related to Unit Offer #3 which raised $15,000 through the sale of 375,000 units. Each unit was priced at $0.04 per unit and comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares and embedded value of the warrants is based on the valuations done for Unit Offer #3. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act. The warrants were valued using a Black-Scholes model at a non-cash cost of $16,463. At March 31, 2017, none of these warrants had been exercised.

During February, 2017, we issued 1,500,000 restricted common shares to two prior unit offering subscribers for exercises of 1,500,000 warrants they held at the exercise price of $0.055 per share for proceeds of $82,500. These subscribers are Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act) or qualified under the terms Rule 506 of Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

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

The fair valuations for warrants were done on date of grant using a Black Scholes option pricing model with the following assumptions:

Warrant issuances	Risk free rate*	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price

December 16, 2016	2.24%	0.0%	2.0 years	106%	6.0 years	$0.050	$0.0451
December 6, 2016 #1	1.83%	0.0%	2.0 years	106%	5.0 years	$0.055	$0.05
December 6, 2016 #2	1.40%	0.0%	2.0 years	106%	3.0 years	$0.020	$0.05
December 6, 2016 #3	0.96%	0.0%	2.0 years	106%	1.5 years	$0.025	$0.05
Unit Offer #3	1.16% to 1.22%	0.0%	2.0 years	108% to 108%	5.0 years	$0.055	$0.0561 to $0.0639
Unit Offer #2	1.22% to 1.38%	0.0%	2.0 years	113% to 114%	5.0 years	$0.055	$0.0489 to $0.060
Unit Offer #1	1.11% to 1.33%	0.0%	2.0 years	115% to 116%	5.0 years	$0.055	$0.0504 to $0.0559
*(based on US Treasury Constant Maturities matching estimated life)

The following table summarizes the Company's warrant activity for the nine month period ended September 30, 2017.

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)*		Intrinsic Value**

Outstanding at December 31, 2016	78,809,848	$0.150	3.77	$	Nil
February 14, 2017 - Unit Offer #3 (remedial)	375,000	0.055	4.45		Nil
February, 2017 - Unit warrants exercises	(1,500,000)	0.055	-		-
Outstanding at September 30, 2017	77,684,848	$0.150	3.52	$	Nil
*  (remaining term as of September 30, 2017)
**(intrinsic value based on the closing share price of $0.0684 on September 30, 2017)

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

The fair valuations for outstanding options were done on date of grant using a Black Scholes option pricing model with the following assumptions:

Option	Risk free rate*	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price

March 6, 2017 Options	2.02%	0.0%	2 years	96%	5 years	$0.0559	$0.0559
January 20, 2017 Options	1.47%	0.0%	2 years	104%	2.9 years	$0.05	$0.05
December 19, 2014 Options	0.85%	0.0%	2.5 years	205%	2.5 years	$0.17	$0.17
*(based on US Treasury Constant Maturities matching estimated life)

A summary of changes in outstanding stock options for the period ended September 30, 2017.

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*		Intrinsic Value**

Outstanding at December 31, 2016	6,750,000	$0.17	2.72	$	Nil
January 20, 2017 grant	150,000	0.05	2.72		0.0193
March 6, 2017 grants	3,540,159	0.0559	4.93		0.0134
Outstanding at September 30, 2017	10,440,159	$0.12	3.47	$	Nil
*  (remaining term as of September 30, 2017)
**(intrinsic value based on the closing share price of $0.0684 on September 30, 2017)

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Equity (continued)

The following table summarizes information about the options outstanding at September 30, 2017:

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
*  (remaining term as of September 30, 2017)
**(intrinsic value based on the closing share price of $0.0684 on September 30, 2017)

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

The Companies entered into a non-binding LOI on August 22, 2017 to renegotiate the terms of the Supply Agreement, with the understanding that all "Alternative Minimum Payments" would cease as of December 31, 2016.  This is meant to follow the signing of the VDF Note Amendment on September 29, 2017.

VDF Note
The VDF Note, as previously amended, was a senior convertible note with a maturity date of December 31, 2018. Payment requirements are accelerated pursuant to an event of default, or if the License Agreement is terminated. Interest on the Senior Convertible Note is 7% per annum, subject to adjustment to 12% for events of default. By maturity, we must pay VDF all principal plus accrued interest and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. No indebtedness shall rank senior to the payments due under the VDF Note unless prior written consent of VDF is obtained and payments under the note are secured by the Security Agreement as described below. At any time and at the option of VDF, principal outstanding on the VDF Note may be converted into restricted common shares of the Company. The conversion price of the VDF Note was $0.2157 per share.

The VDF Note, as amended September 29, 2017, was converted into equity in its entirety. Per agreement, (i) the principal amount was determined to be $916,457; and (ii) the conversion price per share was $0.07; and (iii) 13,092,242 shares were issued rendering the Note canceled pursuant to Section 21 of the Note.  The Note is now relieved.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – Commitments and Contingencies (continued)

Pledge and Security Agreement
The Pledge and Security Agreement, dated as of January 28, 2014, by and between VDF and Company was terminated in connection with the September 29, 2017 note transaction with VDF.

Warrant
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

Registration Rights Agreement
Under the Registration Rights Agreement VDF, or an assignee, have demand registration rights and incidental registration rights with respect to: (i) common shares issued upon conversion of the VDF Note; (ii) common shares issued upon exercise of the VDF Warrant; and (iii) any shares of our common stock acquired by VDF or an assignee from our Company after the date of the Registration Rights Agreement upon exercise or conversion of other convertible securities that are acquired by VDF or an assignee from our Company after the date of the Registration Rights Agreement. Pursuant to VDF's demand registration right, at any time or from time to time, a holder or holders holding a majority of registrable securities then outstanding may require our Company to use our best efforts to effect the registration under the Securities Act, of all or part of their respective registrable securities (subject to any limits that may be imposed by the Securities and Exchange Commission pursuant to Rule 415 under the Securities Act), by delivering a written request to our company. In addition to the registration rights granted to VDF, there are restrictions on our granting of registration rights to other parties.

Investor Rights Agreement
The Investor Rights Agreement provides VDF the right to designate that number of nominees to our board of directors such that the total number of directors designated by VDF is in proportion to its percentage ownership of the outstanding voting power of the Company. From and after the date of the Investor Rights Agreement and until such time as: (i) the VDF Note has terminated; (ii) the VDF Warrant has terminated or been exercised; and (iii) VDF's percentage interest is less than 1%, if VDF does not have a designee on our board of directors, VDF shall have the right to appoint one individual as a non-voting observer entitled to attend meetings of our board of directors. Also pursuant to the Investor Rights Agreement, for so long as: (i) the VDF Note remains outstanding, (ii) the VDF Warrant remains outstanding, or (iii) VDF owns a percentage interest equal or greater to 10%, we will require VDF's consent before taking certain corporate actions, including, among others: (a) amending our incorporating documents, (b) making any material change to the nature of our business, (c) incurring indebtedness exceeding $7,500,000 at any one time outstanding; or (d) declaring or paying dividends.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – Subsequent Events

On October 24, 2017, the Company terminated its Securities Purchase Agreement dated December 6, 2016 with PCF Holdings Group, LLC due to the counterparty's failure to complete its purchase of a third $140,000 tranche of newly-issued Company Stock Units (i.e., Common Stock and warrants).

On October 24, 2017, the Company entered into and closed a Series A Preferred Stock Purchase Agreement with Kona Holdings I LLC and Kona Holdings II LLC (together, the "Series A Investors"); entered into and closed a Series B Preferred Stock Purchase Agreement with three accredited investors (together, the "Series B Investors"); issued certain warrants to the Series A Investors and to the Series B Investors; entered into a consulting letter agreement with The Roberts Group, LLC (an affiliate of its chairman Shaun Roberts); and entered into an employment letter agreement with its chief executive officer Kyle Redfield.

Under the Series A Preferred Stock Purchase Agreement, the Series A Investors invested $2,200,000 in exchange for 1,554.26 shares of newly-issued Series A Preferred Stock. (On October 12, 2017, the Company borrowed $250,000 from Kona Holdings I LLC, which indebtedness was automatically converted on October 24, 2017 into the securities contemplated by the Series A Preferred Stock Purchase Agreement at a value of $262,500.  Accordingly, the new cash received on October 24, 2017 from the Series A Investors was $1,937,500.)  The price per share of Series A Preferred Stock was $1,415.46, which corresponds to $0.02831 per share of Common Stock on an as-if-converted basis.

Under the Series B Preferred Stock Purchase Agreement, the Series B Investors invested $356,949 in exchange for 252.17 shares of newly-issued Series B Preferred Stock. (The Series B Investors paid this purchase price in the form of surrender of a $203,968 indebtedness owed to Company director Gonzalo Camet (a Series B Investor), surrender of a $102,981 indebtedness owed to a second Series B Investor, and $50,000 cash received from a third Series B Investor.)  The price per share of Series B Preferred Stock was $1,415.51, which corresponds to $0.02831 per share of Common Stock on an as-if-converted basis.

The Company created the Series A Preferred Stock series and the Series B Preferred Stock series by filing respective Certificates of Designation with the Nevada Secretary of State on October 24, 2017.  The Series A Preferred Stock series has 6,500 authorized shares and the Series B Preferred Stock series has 810 authorized shares.  The Certificates of Designation provide that no dividends or distributions shall be declared or paid on the Common Stock unless and until the Series A Preferred Stock and the Series B Preferred Stock have received an aggregate dividends and distributions total of $1,415.4661 per share of Series A Preferred Stock and per share of Series B Preferred Stock; thereafter, any dividends and distributions shall be paid pro rata to the outstanding shares of Common Stock and (on an as-if-converted basis) Series A Preferred Stock and Series B Preferred Stock.  Shares of each Preferred Stock series have a liquidation preference of $1,415.4661 (less dividends previously received) per share, plus full participation rights.  (The dividend rights and liquidation preferences of the two series are pari passu with each other.)  Shares of each Preferred Stock series are convertible into Common Stock at a ratio of 50,000 shares of Common Stock per share (subject to adjustment under broad-based antidilution protection provisions).  The Series A Preferred Stock has significant protective provisions (i.e., veto rights); the Series B Preferred Stock does not.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – Subsequent Events (continued)

Pursuant to the Certificates of Designation, the number of seats on the Company's Board of Directors is established at nine: four seats designated as Common Director seats, four seats designated as Series A Director seats, and one seat designated as a Swing Director seat.  The Series A Preferred Stock has general voting power on an as-if-converted basis and has a special right to elect the four Series A Directors.  The Series B Preferred Stock has general voting power on an as-if-converted basis but has no right to vote for any set of Directors.  The Common Stock has a special right to elect the four Common Directors and the Swing Director; provided, that if the Series A Investors' "Pre-Wired Warrants #1" (defined below) are exercised for at least $2,000,000, thereafter the Series A Preferred Stock shall have the special right to elect the Swing Director.  By virtue of the Series A Preferred Stock's Certificate of Designation, incumbent Directors Shaun Roberts, Kyle Redfield, Gonzalo Camet and Richard Fischler were sorted into the four Common Director seats and incumbent Directors Mark Masten, Brad Paris and Jim Tonkin were sorted into three of the four Series A Director seats.

Pursuant to the Series A Preferred Stock Purchase Agreement, the Series A Investors also collectively received:

-
Warrants to purchase, at an aggregate exercise price of $250,000, a number of shares of Common Stock equal to 5% of the number of shares of Company Common Stock which (as of the time the warrant is exercised) are then outstanding (on a fully diluted basis).  These warrants have a scheduled 10-year term.

-
Warrants to purchase, for nominal consideration, Series A Preferred Stock providing the Series A Investors up to an additional 12.50% of the Company, determined on a sliding scale to the extent that the Company's net sales in 2018 are less than $7,500,000.  The percentages would be calculated on a post-exercise basis assuming a pre-exercise pro forma shares count of 367,370,324 and would take into account, in the numerator, the 77,712,953 Common Stock equivalents represented by the Series A Investors' initial Series A Preferred Stock.  (These warrants would not be exercisable if the Company's net sales in 2018 are more than $7,500,000.)

-	Warrants to purchase 1,347.02 shares of Series A Preferred Stock during the last eight months of 2018, at an exercise price of $1,633.23 per share (the "Pre-Wired Warrants #1").

-	Warrants to purchase 1,010.25 shares of Series A Preferred Stock during 2019, at an exercise price of $2,177.68 per share.

-
Warrants to purchase, for nominal consideration, Series A Preferred Stock maintaining the Series A Investors' initial pro forma 21.15% of the Company, exercisable if, as, when and to the extent any Company Common Stock is ever in the future actually issued upon any Company stock options and warrants which were outstanding before October 24, 2017.  The percentages would be calculated on a post-exercise basis assuming a pre-exercise pro forma shares count of 367,370,324 and would take into account, in the numerator, the 77,712,953 Common Stock equivalents represented by the Series A Investors' initial Series A Preferred Stock.

-
Warrants to purchase on or after May 30, 2018 (but only if the Company is not "dark" in 2018 or 2019 due to (a) the Company being enjoined from "going dark" or from electing to remain "dark" or (b) the Securities and Exchange Commission not allowing the Company to amend all its open Securities Act registration statements before December 31, 2017 in order to deregister all remaining unsold shares under such open Securities Act registration statements), for nominal consideration, a number of shares of Series A Preferred Stock representing (on an as-if-converted basis) 5% of the number of shares of Company Common Stock which (as of the time the warrant is exercised) are then outstanding (on a fully diluted basis).  [See below for explanation of the terms "going dark" and remaining "dark."]

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – Subsequent Events (continued)

Warrants to purchase Series A Preferred Stock, at an aggregate exercise price equal to the dollar amount of any settlements ever paid for breach of contract claims arising from the Company "going dark" or electing to remain "dark" and at an exercise price per share of $1,388.24.

The Company and the Series A Investors also entered into an Investor Rights Agreement dated October 24, 2017, pursuant to which the Series A Investors received demand and piggyback registration rights and the Company agreed to pay Kona Holdings I LLC a financial consulting fee of $50,000 per year beginning April 24, 2018 (increasing to $75,000 per year after the Company achieves net sales of at least $7,000,000 in a calendar year).

The Company and the Series A Investors and (in their individual capacities) Company directors Shaun Roberts, Kyle Redfield and Gonzalo Camet also entered into a Stockholders Agreement dated October 24, 2017, pursuant to which the individuals subjected their Company shares to a right of first refusal in favor the Series A Investors and to a drag-along right.  In addition, the individuals agreed to, if the Series A Investors' Pre-Wired Warrants #1 are exercised for at least $2,000,000, thereafter vote their Company stock, on all matters other than Director elections, as directed by the Series A Investors.  Also, the Series A Investors and the individuals agreed not to vote any of their Company stock for any person as the Swing Director except a person who has substantial beverage industry experience and connections, is not affiliated with the Series A Investors, is not otherwise affiliated with the Company or any of its officers or directors, is (and continues to be) recommended by a majority of the current Directors, is reasonably acceptable to the Series A Investors and is reasonably acceptable to a majority in interest of the three individuals (provided, that if the Series A Investors' Pre-Wired Warrants #1 are exercised for at least $2,000,000, thereafter it would be permissible for the Swing Director to be a person affiliated with the Series A Investors so long as such person meets such other qualifications).

The Series A Investors are affiliates of Venice Brands, LLC.

Pursuant to the Series B Preferred Stock Purchase Agreement, the Series B Investors also collectively received:

-	Warrants to purchase 218.55 shares of Series B Preferred Stock during the last eight months of 2018, at an exercise price of $1,633.26 per share.
-
Warrants to purchase 163.92 shares of Series B Preferred Stock during 2019, at an exercise price of $2,177.58 per share.  These warrants are exercisable only if the Series B Investors' 218.55 Series B Preferred Stock warrants for 2018 were fully exercised and the Series A Investors' Pre-Wired Warrants #1 were also fully exercised.

In connection with the Series A Preferred Stock Purchase Agreement closing, changes were made in the employment status of Shaun Roberts and Kyle Redfield.  Roberts will have the titles of Chairman and Founder and will no longer be a Company employee, but The Roberts Group, LLC (an affiliate of Roberts) entered into a one-year consulting agreement with the Company.  Redfield will have the title of Chief Executive Officer and entered into a new two-year employment agreement with the Company.

Under the consulting agreement, The Roberts Group, LLC will receive a consulting fee of $110,000 per year, plus an ongoing 5% commission on Company sales to Connected Coffee Trading Co. for distribution to China, and will also be eligible for a discretionary annual cash bonus against a 15% bonus target.  The Roberts Group, LLC will also receive an office rent allowance of $900 per month and an automobile allowance of $600 per month.  Roberts received 7,347,406 Common Stock nonqualified stock options under the Company's new 2017 Equity Incentive Plan, at an exercise price of $0.042 per share.  In addition, in lieu of $27,300 of the cash bonuses owed for services through September 30, 2017, Roberts received 19.29 Series B Preferred Stock nonqualified stock options under the Company's new 2017 Series B Equity Incentive Plan, at an exercise price of $1,415.4661 per share.

KONARED CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – Subsequent Events (continued)

Under the employment agreement, Redfield will receive a salary of $210,000 per year, increasing to $250,000 per year effective October 24, 2018 (but subject to prospective rollback effective January 1, 2019 if the Company achieves less than $7,000,000 in net sales in 2018), and will also be eligible for a discretionary annual cash bonus against a 15% bonus target.  Redfield will also receive an automobile allowance of $650 per month.  Redfield received 18,368,516 Common Stock nonqualified stock options under the Company's new 2017 Equity Incentive Plan, at an exercise price of $0.042 per share.  In addition, in lieu of $94,988 of the cash bonuses owed for services through September 30, 2017, Redfield received 67.11 Series B Preferred Stock nonqualified stock options under the Company's new 2017 Series B Equity Incentive Plan, at an exercise price of $1,415.4661 per share.

On October 24, 2017, the Company terminated its Securities Purchase Agreement dated December 6, 2016 with PCF Holdings Group, LLC due to the counterparty's failure to complete its purchase of a third $140,000 tranche of newly-issued Company Stock Units (i.e., Common Stock and warrants).

On October 24, 2017, the Company's Board of Directors adopted a 2017 Equity Incentive Plan covering 36,737,032 shares of Common Stock and a 2017 Series B Equity Incentive Plan covering 88 shares of Series B Preferred Stock.  Each Plan authorizes incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, etc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and the information provided contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Report. Our actual results may differ materially from the results anticipated in any forward-looking statements in this Report due to a variety of factors, including, without limitation those set forth as "Risk Factors" in the Post-Effective Amendment to our Form S-1 which became effective on May 12, 2016 and in our annual report on Form 10-K filed on April 13, 2017. This can be found along with all our filings to the SEC at www.sec.gov.

To resolve a looming liquidity crisis and provide essential growth capital, on October 24, 2017 the Company entered into and closed a Series A Preferred Stock Purchase Agreement with Kona Holdings I LLC and Kona Holdings II LLC (together, the "Series A Investors"); entered into and closed a Series B Preferred Stock Purchase Agreement with three accredited investors (together, the "Series B Investors"); issued certain warrants to the Series A Investors and to the Series B Investors; entered into a consulting letter agreement with The Roberts Group, LLC (an affiliate of its chairman Shaun Roberts); and entered into an employment letter agreement with its chief executive officer Kyle Redfield.

Under the Series A Preferred Stock Purchase Agreement, the Series A Investors invested $2,200,000 in exchange for 1,554.26 shares of newly-issued Series A Preferred Stock. (On October 12, 2017, the Company borrowed $250,000 from Kona Holdings I LLC, which indebtedness was automatically converted on October 24, 2017 into the securities contemplated by the Series A Preferred Stock Purchase Agreement at a value of $262,500.  Accordingly, the new cash received on October 24, 2017 from the Series A Investors was $1,937,500.)  The price per share of Series A Preferred Stock was $1,415.46, which corresponds to $0.02831 per share of Common Stock on an as-if-converted basis.

Under the Series B Preferred Stock Purchase Agreement, the Series B Investors invested $356,949 in exchange for 252.17 shares of newly-issued Series B Preferred Stock. (The Series B Investors paid this purchase price in the form of surrender of a $203,968 indebtedness owed to Company director Gonzalo Camet (a Series B Investor), surrender of a $102,981 indebtedness owed to a second Series B Investor, and $50,000 cash received from a third Series B Investor.)  The price per share of Series B Preferred Stock was $1,415.51, which corresponds to $0.02831 per share of Common Stock on an as-if-converted basis.

FORWARD LOOKING STATEMENTS (continued)

The Company created the Series A Preferred Stock series and the Series B Preferred Stock series by filing respective Certificates of Designation with the Nevada Secretary of State on October 24, 2017.  The Series A Preferred Stock series has 6,500 authorized shares and the Series B Preferred Stock series has 810 authorized shares.  The Certificates of Designation provide that no dividends or distributions shall be declared or paid on the Common Stock unless and until the Series A Preferred Stock and the Series B.

Preferred Stock have received an aggregate dividends and distributions total of $1,415.4661 per share of Series A Preferred Stock and per share of Series B Preferred Stock; thereafter, any dividends and distributions shall be paid pro rata to the outstanding shares of Common Stock and (on an as-if-converted basis) Series A Preferred Stock and Series B Preferred Stock.  Shares of each Preferred Stock series have a liquidation preference of $1,415.4661 (less dividends previously received) per share, plus full participation rights.  (The dividend rights and liquidation preferences of the two series are pari passu with each other.)  Shares of each Preferred Stock series are convertible into Common Stock at a ratio of 50,000 shares of Common Stock per share (subject to adjustment under broad-based antidilution protection provisions).  The Series A Preferred Stock has significant protective provisions (i.e., veto rights); the Series B Preferred Stock does not.

Pursuant to the Certificates of Designation, the number of seats on the Company's Board of Directors is established at nine: four seats designated as Common Director seats, four seats designated as Series A Director seats, and one seat designated as a Swing Director seat.  The Series A Preferred Stock has general voting power on an as-if-converted basis and has a special right to elect the four Series A Directors.  The Series B Preferred Stock has general voting power on an as-if-converted basis but has no right to vote for any set of Directors.  The Common Stock has a special right to elect the four Common Directors and the Swing Director; provided, that if the Series A Investors' "Pre-Wired Warrants #1" (defined below) are exercised for at least $2,000,000, thereafter the Series A Preferred Stock shall have the special right to elect the Swing Director.  By virtue of the Series A Preferred Stock's Certificate of Designation, incumbent Directors Shaun Roberts, Kyle Redfield, Gonzalo Camet and Richard Fischler were sorted into the four Common Director seats and incumbent Directors Mark Masten, Brad Paris and Jim Tonkin were sorted into three of the four Series A Director seats.

Pursuant to the Series A Preferred Stock Purchase Agreement, the Series A Investors also collectively received:

-
Warrants to purchase, at an aggregate exercise price of $250,000, a number of shares of Common Stock equal to 5% of the number of shares of Company Common Stock which (as of the time the warrant is exercised) are then outstanding (on a fully diluted basis).  These warrants have a scheduled 10-year term.

-
Warrants to purchase, for nominal consideration, Series A Preferred Stock providing the Series A Investors up to an additional 12.50% of the Company, determined on a sliding scale to the extent that the Company's net sales in 2018 are less than $7,500,000.  The percentages would be calculated on a post-exercise basis assuming a pre-exercise pro forma shares count of 367,370,324 and would take into account, in the numerator, the 77,712,953 Common Stock equivalents represented by the Series A Investors' initial Series A Preferred Stock.  (These warrants would not be exercisable if the Company's net sales in 2018 are more than $7,500,000.)

-	Warrants to purchase 1,347.02 shares of Series A Preferred Stock during the last eight months of 2018, at an exercise price of $1,633.23 per share (the "Pre-Wired Warrants #1").

-	Warrants to purchase 1,010.25 shares of Series A Preferred Stock during 2019, at an exercise price of $2,177.68 per share.

FORWARD LOOKING STATEMENTS (continued)

-
Warrants to purchase, for nominal consideration, Series A Preferred Stock maintaining the Series A Investors' initial pro forma 21.15% of the Company, exercisable if, as, when and to the extent any Company Common Stock is ever in the future actually issued upon any Company stock options and warrants which were outstanding before October 24, 2017.  The percentages would be calculated on a post-exercise basis assuming a pre-exercise pro forma shares count of 367,370,324 and would take into account, in the numerator, the 77,712,953 Common Stock equivalents represented by the Series A Investors' initial Series A Preferred Stock.

-
Warrants to purchase on or after May 30, 2018 (but only if the Company is not "dark" in 2018 or 2019 due to (a) the Company being enjoined from "going dark" or from electing to remain "dark" or (b) the Securities and Exchange Commission not allowing the Company to amend all its open Securities Act registration statements before December 31, 2017 in order to deregister all remaining unsold shares under such open Securities Act registration statements), for nominal consideration, a number of shares of Series A Preferred Stock representing (on an as-if-converted basis) 5% of the number of shares of Company Common Stock which (as of the time the warrant is exercised) are then outstanding (on a fully diluted basis).  [See below for explanation of the terms "going dark" and remaining "dark."]

-
Warrants to purchase Series A Preferred Stock, at an aggregate exercise price equal to the dollar amount of any settlements ever paid for breach of contract claims arising from the Company "going dark" or electing to remain "dark" and at an exercise price per share of $1,388.24.

The Company and the Series A Investors also entered into an Investor Rights Agreement dated October 24, 2017, pursuant to which the Series A Investors received demand and piggyback registration rights and the Company agreed to pay Kona Holdings I LLC a financial consulting fee of $50,000 per year beginning April 24, 2018 (increasing to $75,000 per year after the Company achieves net sales of at least $7,000,000 in a calendar year).

The Company and the Series A Investors and (in their individual capacities) Company directors Shaun Roberts, Kyle Redfield and Gonzalo Camet also entered into a Stockholders Agreement dated October 24, 2017, pursuant to which the individuals subjected their Company shares to a right of first refusal in favor the Series A Investors and to a drag-along right.  In addition, the individuals agreed to, if the Series A Investors' Pre-Wired Warrants #1 are exercised for at least $2,000,000, thereafter vote their Company stock, on all matters other than Director elections, as directed by the Series A Investors.  Also, the Series A Investors and the individuals agreed not to vote any of their Company stock for any person as the Swing Director except a person who has substantial beverage industry experience and connections, is not affiliated with the Series A Investors, is not otherwise affiliated with the Company or any of its officers or directors, is (and continues to be) recommended by a majority of the current Directors, is reasonably acceptable to the Series A Investors and is reasonably acceptable to a majority in interest of the three individuals (provided, that if the Series A Investors' Pre-Wired Warrants #1 are exercised for at least $2,000,000, thereafter it would be permissible for the Swing Director to be a person affiliated with the Series A Investors so long as such person meets such other qualifications).

The Series A Investors are affiliates of Venice Brands, LLC.

Pursuant to the Series B Preferred Stock Purchase Agreement, the Series B Investors also collectively received:

-	Warrants to purchase 218.55 shares of Series B Preferred Stock during the last eight months of 2018, at an exercise price of $1,633.26 per share.

-
Warrants to purchase 163.92 shares of Series B Preferred Stock during 2019, at an exercise price of $2,177.58 per share.  These warrants are exercisable only if the Series B Investors' 218.55 Series B Preferred Stock warrants for 2018 were fully exercised and the Series A Investors' Pre-Wired Warrants #1 were also fully exercised.

FORWARD LOOKING STATEMENTS (continued)

In connection with the Series A Preferred Stock Purchase Agreement closing, changes were made in the employment status of Shaun Roberts and Kyle Redfield.  Roberts will have the titles of Chairman and Founder and will no longer be a Company employee, but The Roberts Group, LLC (an affiliate of Roberts) entered into a one-year consulting agreement with the Company.  Redfield will have the title of Chief Executive Officer and entered into a new two-year employment agreement with the Company.

Under the consulting agreement, The Roberts Group, LLC will receive a consulting fee of $110,000 per year, plus an ongoing 5% commission on Company sales to Connected Coffee Trading Co. for distribution to China, and will also be eligible for a discretionary annual cash bonus against a 15% bonus target.  The Roberts Group, LLC will also receive an office rent allowance of $900 per month and an automobile allowance of $600 per month.  Roberts received 7,347,406 Common Stock nonqualified stock options under the Company's new 2017 Equity Incentive Plan, at an exercise price of $0.042 per share.  In addition, in lieu of $27,300 of the cash bonuses owed for services through September 30, 2017, Roberts received 19.29 Series B Preferred Stock nonqualified stock options under the Company's new 2017 Series B Equity Incentive Plan, at an exercise price of $1,415.4661 per share.

Under the employment agreement, Redfield will receive a salary of $210,000 per year, increasing to $250,000 per year effective October 24, 2018 (but subject to prospective rollback effective January 1, 2019 if the Company achieves less than $7,000,000 in net sales in 2018), and will also be eligible for a discretionary annual cash bonus against a 15% bonus target.  Redfield will also receive an automobile allowance of $650 per month.  Redfield received 18,368,516 Common Stock nonqualified stock options under the Company's new 2017 Equity Incentive Plan, at an exercise price of $0.042 per share.  In addition, in lieu of $94,988 of the cash bonuses owed for services through September 30, 2017, Redfield received 67.11 Series B Preferred Stock nonqualified stock options under the Company's new 2017 Series B Equity Incentive Plan, at an exercise price of $1,415.4661 per share.

On October 24, 2017, the Company's Board of Directors elected Gregory Willsey to the Board of Directors for a "Series A Director" seat.  He is the controlling person of the Series A Investors, and his election was a condition to the closing of the Series A Preferred Stock Purchase Agreement.

On October 24, 2017, the Company's Board of Directors adopted a 2017 Equity Incentive Plan covering 36,737,032 shares of Common Stock and a 2017 Series B Equity Incentive Plan covering 88 shares of Series B Preferred Stock.  Each Plan authorizes incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, etc.

It was a condition to the closing of the Series A Preferred Stock Purchase Agreement that the Company "go dark" (terminate the registration of its Common Stock class under the Securities Exchange Act and suspend its Securities Exchange Act and Securities Act reporting obligations).  Accordingly, on October 24, 2017 the Company filed a Form 15 with the Securities and Exchange Commission.  The effect of this filing is to, 90 days thereafter (January 22, 2018) terminate the registration of the Company's Common Stock class under the Securities Exchange Act; accordingly, after such 90th day, none of the provisions of the Securities Exchange Act which are applicable to "public companies" and their directors, officers and 10% stockholders will apply to the Company and its directors, officers and 10% stockholders.  However, the Company's obligations to file periodic and current reports (Forms 10-K, 10-Q and 8-K) with the Securities and Exchange Commission will persist until suspended as described in the next sentence.  The Company's obligations to file periodic and current reports with the Securities and Exchange Commission will not be suspended for the remainder of 2017, but they will be suspended for 2018 and future years if the Company has no Securities Act registration statements effective during such years.  The Company intends to, and has committed to the Series A Investors to, amend all its open Securities Act registration statements before December 31, 2017 in order to deregister all remaining unsold shares under such open Securities Act registration statements, thereby ensuring that the Company's obligations to file periodic and current reports with the Securities and Exchange Commission will be suspended for 2018 and future years.  The effectuation of this intention would result in the Company being required to file its Form 10-K for the 2017 year in the first part of 2018, but would also result in the Company not being required to file any other Form 10-K, 10-Q or 8-K after December 31, 2017.

FORWARD LOOKING STATEMENTS (continued)

When a company goes "dark," public trading in its stock becomes much more difficult, and publicly trading would typically become illiquid and sporadic.  The Company's stock would be able to be publicly traded only on OTC Markets Group's "Pink" trading level.  The Company would cease to be legally required to provide (and would elect not to voluntarily provide) "current public information" such as would facilitate investor interest and Rule 144 trading eligibility.  (Thus, the phrase "going dark."  Although the Company would cease to be a "public company," references to the process described here as being a "going private" process would not be technically correct because "going private" means instead that a formerly-public company has been acquired.)

The Company believes that "going dark" is in the best interest of the Company and its shareholders.

The Company reminds its Common Stock shareholders that, even after the Company "goes dark" and is no longer a "public company," they would remain Company shareholders, and holders of Company equity, for their same number of shares of Company Common Stock.

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

Description of Business

Beverage Products

We are a Hawaiian Coffee Company and the pioneer of the USA Grown, Hawaiian Coffee Fruit. The company oversees a vertically integrated supply chain which starts with the world renowned, highest quality Coffee and Coffee Fruit from Kona, Hawaii. The Company produces five award winning Ready to Drink ('RTD') 12oz Cold Brew Coffee varieties, Bag in the Box, Key Kegs, a complete line of whole bean and ground Kona Coffee Beans, plus its well established RTD Antioxidant Juices and Hawaiian Coffee Fruit nutritional supplements. The Company also has an industrial ingredients supply division. KonaRed products are sold throughout the U.S. and can be found in select Vons, Albertsons, Publix, Pavilions, Costco, Ralphs, Fred Meyer, King Soopers, Smiths, Kroger, Safeway, Vitamin Shoppe, Target, Whole Foods, 7-Eleven and many other retail outlets. More information about KonaRed and its products can be found at www.konared.com.

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

Description of Business (continued)

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

Takeovers and mergers are a hallmark of our industry. Recent beverage industry deals have included:

●	Nestle acquired Chameleon Cold Brew in November 2017.
●	Coca Cola acquired Zico Coconut Water in January 2014

●	Pepsi acquired a majority stake in O.N.E. Coconut Water in April 2012
●	InBev has made a series of investments in Sambazon (in August 2012, December 2011, and December 2008)
●	InBev has also made a series of investments in Vita Coco in May 2012 and December 2010
●	Bai Brands sold to Dr. Pepper Snapple for an acquisition of $1.7 billion in December 2016
●	Peets Coffee & Tea purchased 100% of Stumptown Coffee Roasters in October 2015 for an un-disclosed amount
●	High Brew Coffee received $4 Million investment from CAVU Venture Partners in April 2016

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

Employees

In addition to Shaun Roberts, who is our Chief Executive Officer, Interim Chief Financial Officer, director, and Board Chair; and Kyle Redfield, who is our President and Chief Operating Officer, director; we currently employ 9 full-time employees who all work in the United States. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research; and as needed we engage the services of other professionals for legal, audit and other technical services. We intend to expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management's relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

Description of Property

Our principal office and warehouse is located at 1101 Via Callejon #200, San Clemente, California 92673-4230. During the year ended December 31, 2016 we shared our warehouse premises with a sublessee whose occupancy ended on April 7, 2017, at which time we assumed all lease payments. We also utilize offices provided by our CEO. The current distribution facility lease has a term of September 1, 2016 to May 31, 2018 and presently requires lease payments of $10,466 per month. On February 25, 2016, the lease was extended for an additional 24 month term based on lease payments of $10,466 for September 1, 2016 to May 31, 2017 and $10,793 for June 1, 2017 to May 31, 2018. We believe that the condition of our principal office and warehouse are satisfactory, suitable and adequate for our current needs.

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

Deferred Revenue

Revenue from customer purchase agreements is recorded as unearned revenue and amortized over the term of the agreements. At September 30, 2017 and December 31, 2016, unearned revenues were $162,986 and $193,020, respectively. Historically, unearned revenue comprised of amortization of online subscriptions wherein we ship a scheduled amount of product to online retail subscribers each month and during the year ended December 31, 2016, unearned revenue was increased based on a cash payment we received for a non-refundable signing fee of $200,000 from a strategic supplier license (the "FP Agreement"). The FP license fee will be amortized over the term of the license, which translates to addition of $40,000 per year to our Other Income.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of our Company for the three and nine month periods ended September 30, 2017 and September 30, 2016. A summary is as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Total Sales	$741,627	$404,089	$2,286,721	$789,014
Cost of goods sold	329,063	311,064	1,647,328	636,401
Gross Margin	412,564	93,025	639,393	152,613
Research and development	797	—	1,657	4,685
Advertising and marketing	118,978	105,721	363,474	263,394
General and administrative	960,120	822,780	2,403,732	1,973,793
Operating expenses	1,079,895	928,501	2,768,863	2,241,872
Loss from operations	(667,331)	(835,476)	(2,129,470)	(2,089,259)
Amortized portion of License fee	10,000	—	30,000	—
Amortization expenses-notes discounts	(44,741)	(152,162)	(722,549)	(438,968)
Loss on debt modification	(335,409)	—	(335,409)	—
Derivative Expense	—	4,297	—	5,928
Interest expense	30,213	(73,755)	(209,077)	(147,287)
Net Loss	$(1,007,628)	$(1,057,096)	$(3,366,505)	$(2,669,586)

Net loss per share, fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Sales

Total sales are comprised of product sales and shipping and delivery fees. During the three and nine month periods ended September 30, 2017 we recorded total sales of $741,627 and $2,286,721 compared with total sales of $404,089 and $789,014 for the three and nine month periods ended September 30, 2016, representing an increase of 84% and 190%, respectively. Comparative product sales for the three and nine month periods ended September 30, 2017 and September 30, 2016 were $735,977 and $2,275,308 versus $397,899 and $772,083, respectively, representing an increases of 85% and 195% respectively; and comparative shipping and delivery fees were $5,650 and $11,413 versus $4,390 and $15,131 respectively.

We are now benefiting from our efforts during 2016 to build a distribution network for our new Cold Brew Coffee product line. We attribute the growth in revenue during the periods ended September 30, 2017 to continuing acquisition of new customers for KonaRed Cold Brew Coffees and orders from repeat customers. Cold Brew is now KonaRed's major marketing focus and accounted for 86% and 83% of our sales during the three and nine month periods ended September 30, 2017.

Sales (continued)

KonaRed's Cold Brew Coffees have won multiple industry and consumer awards and now appear on major retail shelves throughout the Western US, Florida and New York.  We project our sales will continue to grow in the fourth quarter of 2017.

Cost of Goods Sold

For the three and nine month periods ended September 30, 2017 and September 30, 2016, Cost of Goods Sold ('COGS') were $329,063 and $1,647,328 compared to $311,064 and $636,401 respectively, which represents 44% and 72% of sales compared with 77% and 81% of sales, respectively.

Gross Margin was 56% and 28% versus 23% and 19% for the three and nine month periods ended September 30, 2017 and September 30, 2016.  We attribute the increase in Gross Margin to our increased cold brew sales with a greater margin, in addition to economies of scale associated with higher unit sales.

COGS components for the three and nine month periods ended September 30, 2017 and September 30, 2016 were: manufacturing costs, which include both in-house and outsourced manufacturing costs, totaling $472,612 and $1,482,692, versus $249,381 and $497,223, respectively; inventory delivery costs of $41,042 and $102,881, versus $17,874 and $29,816, respectively; and packaging, inventory write-offs, term discounts, and other costs of $15,409 and $61,754, versus $2,535 and $17,693, respectively.

Operating Expenses

Our operating expenses are classified into three categories:

- Research and development
- Advertising and marketing
- General and administrative expenses

Research and Development

Research and development costs were minimal for both three and nine month periods ended September 30, 2017 and September 30, 2016. We project R&D costs will remain near current levels during the balance of fiscal 2017.

Advertising and Marketing

Advertising and marketing costs were $118,978 and $363,474 versus $105,721 and $263,394, respectively for the three and nine month periods ended September 30, 2017 and September 30, 2016, representing an increase of 13% and 38%. This increase was attributable to coop advertising credits charged by national retailers. Primary components of advertising and marketing expenses for the nine month periods ended September 30, 2017 and September 30, 2016 were: (i) advertising and graphic art costs of $238,120 versus $50,882, respectively; (ii) cost of free samples and demos was $62,490 versus $117,882, respectively; and (iii) other marketing expenses, sponsorships and public relations initiatives totaled $40,779 and $40,801, respectively. We project advertising and marketing costs will increase during the balance of fiscal 2017.

General and Administrative

General and administrative ('G&A') costs were $960,120 and $2,403,732 for the three and nine month periods ended September 30, 2017 compared to $822,780 and $1,973,793 for the three and nine month periods ended September 30, 2016, representing an increase of 17% and 22%.

Major components of G&A for the nine month periods were: (i) payroll of $1,139,903 versus $702,510, respectively, representing an increase of 62%; (ii) non-cash stock and options issuance costs for compensation and services of $381,472 versus $672,348, respectively, representing a decrease of 43%; (iii) professional and consultant fees of $92,305 versus $130,916, respectively, representing a decrease of 29%; and (iv) VDF License fees of $0 versus $275,000, respectively.

Accrued VDF license fees were converted to equity in the September 29, 2017 conversion of the VDF Note.

We will have significant non-cash stock and options issuance costs for compensation and services in the fourth quarter of 2017.  We project other general and administrative expenses will grow moderately during the balance of fiscal 2017.

Interest Expense

Interest expense, including amortizations of original issuance discounts related to debt issuances and amortization of derivatives created by issuance of convertible securities, totaled $(30,213) and $209,077 for the three and nine month periods ended September 30, 2017 versus $76,950 and $150,226 for the three and nine month periods ended September 30, 2016. The conversion of the VDF Note resulted in a credit to interest expense. We project that interest expenses will decrease during the balance of fiscal 2017.

Other Income (Expense)

During the three and nine month periods ended September 30, 2017 and September 30, 2016, we recorded license fee revenue amortization of $10,000 and $30,000 versus $nil and $nil, respectively; and non-cash charges for changes in fair market value of derivative liabilities which arose from our issuance of convertible debt instruments and non-cash amortizations of discounts on notes payable which respectively totaled $44,741 and $722,549 versus $150,049 and $436,855, respectively.

Net Loss

Our net losses for the three and nine month periods ended September 30, 2017 and September 30, 2016 were $1,007,268 or $0.01 per share and $3,366,505 or $0.02 per share, versus $1,057,096 or $0.01 per share and $2,669,586 or $0.02 per share, respectively.

Liquidity and Capital Resources

Our financial position at September 30, 2017 and December 31, 2016 was as follows:

Net Working Capital
	As of September 30, 2017	As of December 31, 2016

Current Assets	$775,031	$458,741
Current Liabilities	1,259,197	657,607
Net Working Capital (Deficit)	$(484,166)	$(198,866)

As of September 30, 2017 we had cash on hand of 34,236, accounts receivable  totaling $242,674, inventory of $498,121, compared with cash of $68,546, accounts receivable plus accounts receivable - related party totaling $122,365, and inventory of $267,830 as of December 31, 2016. Our net working capital increased to a negative balance of $484,166 at September 30, 2017, from a negative balance of $198,866 at December 31, 2016. This deterioration was due to our negative cash flow from operations.

Our liquidity position as we approached the end of the third quarter of 2017 was becoming unsustainable.  To resolve the situation, we entered into the September 29, 2017 VDF transactions and the October 24, 2017 Series A Preferred Stock/Series B Preferred Stock transactions to raise cash and reduce indebtedness.  We now believe we have the capital we need to grow our business to operating profitability in early 2018.

Cash Flows
	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Net cash provided (used) by operating activities	$(1,583,278)	$(1,297,888)
Net cash provided/(used) in investing activities	-	-
Net cash provided by financing activities	1,548,968	1,267,236
Increase (decrease) in cash during the period	(34,310)	(30,652)
Cash, beginning of period	68,546	148,769
Cash, end of period	$34,236	$118,117

Key elements comprising the comparative figures for Net cash (used) by Operating Activities for the nine month periods ended September 30, 2017 and September 30, 2016 include: (i) net losses of $3,366,505 and $2,669,586, respectively; (ii) non-cash expenses for stock issued for services and compensation of $712,777 and $540,101, respectively; (iii) net non-cash amortization option grant and notes payable discount amortizations totaling $522,473 and $540,439, respectively; (iv) an decrease in inventory of $230,291 versus a decrease in inventory of $91,998; and (v) increases of $376,864 and $325,415, respectively in accounts payable and accrued liabilities.  In these periods, our operations had not yet achieved profitability, due to our sales volume not yet having increased sufficiently to maximize the potential economies of scale.

Cash Raised from Equity Sales

During the period ended September 30, 2017 we raised a total of $1,248,968 through sales of equity. This was comprised of: (a) $431,468 raised from private placement sales of 7,844,874 restricted common shares at $0.055 per share; (b) $15,000 through a private placement remedial Unit Offer #3 sale of 375,000 units priced at $0.04 per unit which included one restricted common share and one five year warrant exercisable at $0.055 per share; (c) $82,500 from issuance of 1,500,000 restricted common shares at $0.055 per share to two prior unit offering subscribers for exercises of 1,500,000 warrants they held; and (d) $220,000 raised from the sale of 4,000,000 restricted common shares at $0.055 per share; and (e) $500,000 from issuance of 12,500,000 restricted common shares at $0.04 per share to a prior unit offering subscribers for exercises of 12,500,000 for warrants held.  Although in the past it was necessary for us to raise cash in numerous offerings in order to maintain ourselves, this practice resulted in a drain on management's bandwidth and often required us to accept unduly dilutive provisions.  We expect that in the foreseeable future we will not be engaging in a similarly numerous set of financings, and that as our business improves we will be in a better position to obtain further financing (when and if needed) on favorable terms.

Cash Raised from Debt

During the nine month period ended September 30, 2017, the Company raised $200,000 from issuance of a short term non-convertible promissory note.

Debt Conversions

During the nine month period ended September 30, 2017, $1,521,867 of debt was converted by holders into equity.

These included:

(a) two transactions in which we issued at total of 1,625,000 common shares at $0.04 per share for conversion by the September 2015 Note Two Purchaser of the remaining $65,000 due on September 2015 Note Two. The market values of the shares totaled $128,463 based on market close prices on dates of issuance. The conversions resulted in a $63,463 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. These conversions fully satisfied the note and no further payments are due;

(b) issuance of 990,000 common shares at $0.04 per share for conversion by the December 2015 Lender of the remaining $39,600 due on the December 2015 Note. The value of the shares was $61,578 based on a market close price on date of issuance. The conversion resulted in a $21,978 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. This conversion fully satisfied the note and no further payments are due;

(c) five transactions in which LPC converted a total of $300,000 principal and $3,060 accrued interest due on LPC Note Two at a conversion price of $0.05 per share into 6,105,843 shares valued at $405,361 based on market close prices on dates of issuance. The conversions resulted in a $99,064 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense.  This conversion fully satisfied all amounts due on LPC Note Two and the note is extinguished; and

(d) issuance of 13,092,242 common shares at $0.07 per share for conversion on September 29, 2017 of the VDF Note, which had an outstanding balance of $1,088,265. The value of the shares was $561,657 based on a market close price on date of issuance. The conversion resulted in a $335,409 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as loss on debt modification non-cash expense. This conversion fully satisfied the note and no further payments are due.

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements at September 30, 2017 or December 31, 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

A.   Disclosure Controls and Procedures.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") our management conducted an evaluation (under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, Kyle Redfield  as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, these officers concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including these officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. Management's assessment was based on criteria set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of September 30, 2017, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control weaknesses: (i) the Company has not implemented measures that would prevent one individual from overriding the internal control system; and (ii) The Company utilizes accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and/or can be adjusted so as not to provide an adequate audit trail of entries made in the accounting software.

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

C.   Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 2017, we raised $1,248,468 through a private placement stock offering which sold 7,808,510 restricted common shares at $0.055 per share. These shares were issued to sixteen Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act) or qualified under the terms Rule 506 of Regulation D, and in issuing these shares we relied on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.  As part of this private placement stock offering, we raised an additional $220,000 in return for 4,000,000 restricted common shares at $0.055 per share. We also raised $500,000 for 12,500,000 warrants at $0.04 exercised under and existing Securities Purchase Agreement.

 On July 6, 2017, we issued 25,000 restricted common shares at $0.060 per share market close price on date of grant to an employee for deemed compensation of $1,500. These shares were issued to one US person with reliance on the exemptions from the registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On July 31, 2017, we issued 12,500,000 restricted common shares to two parties (collectively, "PCF") as part of a previous equity agreement.  The shares were issued for $500,000 received and priced at $.04/share.  This was the second payment received under the same provisions of the PCF Agreements. These shares were issued to two Accredited Investors with reliance on the exemptions from registration requirements provided in the Securities Act Section 4(a)(2).

On July 31, 2017, the Company issued 4,000,000 restricted common shares at $0.055 per share in exchange for $220,000 received in second quarter as part of a private placement stock offering. These shares were issued to one non-U.S. Company (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On August 30, 2017, the Company issued 340,000 shares of restricted common stock for the extension of a short term loan maturity date.  These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On September 25, 2017, the Company issued 340,000 shares of restricted common stock to a Director of the Company for the extension of a short term loan maturity date.  These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On September 29, 2017, the Company issued 13,092,242 common shares of restricted common stock at $0.07 per share as and for full satisfaction of VDF Note. These shares were issued to one U.S. Company with reliance on the exemptions from registration requirements provided in the Securities Act Sections 3(a)(9) and 4(a)(2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.                    Exhibit Description

Exhibit Number	Description	Filed

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.2	Bylaws	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.3	Articles of Merger dated effective September 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
3.4	Certificate of Change dated effective September 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
3.5	Certificate of Correction as to Articles of Incorporation, filed August 28, 2017	Filed herewith
3.6	Certificate of Correction as to Articles of Merger, filed August 31, 2017	Filed herewith
3.7	Certificate of Designation for Series A Preferred Stock, filed October 24, 2017	(attached as an exhibit to our current report on Form 8-K, filed on October 30, 2017)
3.8	Certificate of Designation for Series B Preferred Stock, filed October 24, 2017	(attached as an exhibit to our current report on Form 8-K, filed on filed on October 30, 2017)
(10)	Material Contracts

10.1	Amendment No. 1 to Senior Convertible Note between KonaRed Corporation and VDF FutureCeuticals, Inc., dated September 29, 2017.	(attached as an exhibit to our current report on Form 8-K, filed on filed on October 5, 2017)
10.2	Amended and Restated Investor Rights Agreement between KonaRed Corporation and VDF FutureCeuticals, Inc., dated September 29, 2017	(attached as an exhibit to our current report on Form 8-K, filed on filed on October 5, 2017)
10.3	Sale Restriction Agreement between KonaRed Corporation and VDF FutureCeuticals, Inc., dated September 29, 2017.	(attached as an exhibit to our current report on Form 8-K, filed on filed on October 5, 2017)
(31)	Certifications
31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of Chief Executive Officer and intermin financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
(101)	Interactive Data File
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Taxonomy Extension Labels Linkbase Document	Filed herewith
101.PLE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONARED CORPORATION

/s/ Kyle Redfield	Dated:	November 14, 2017
Kyle Redfield
Chief Executive Officer,
Interim Chief Financial Officer