Form 10-K
period 2017-12-31
KonaRed Corp
filed 2019-03-06
CIK 1527355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2017

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

2042 Corte Del Nogal, Suite 200

Carlsbad, CA 92011

(Address of principal executive offices)    (Zip Code)

Tel. (949) 682-4700

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definition of “law accelerated filed,” “accelerated filed,” “Smaller reporting company,” and “emerging growth company” in Rule 12b of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: the aggregate market value of the 119,299,662 common shares of the registrant owned by non-affiliates on June 30, 2017 was $8,112,377 based on a closing price of $0.0680 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 226,366,621 common shares were issued and outstanding as of January 18, 2019.

KONARED CORPORATION

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate Overview

In this Annual Report on Form 10-K for fiscal year 2017, the terms “KonaRed”, “we”, “us”, “our”, the “Registrant”, and the “Company” mean KonaRed Corporation. Unless otherwise stated, “$” refers to United States dollars. Our fiscal year end is December 31st. We were incorporated in the State of Nevada on October 4, 2010 and our predecessor operating business was incorporated in the State of Hawaii on August 22, 2008. Our head office and distribution center is located at 2042 Corte Del Nogal, Suite 200, Carlsbad, CA 92011

The Company’s common stock is publicly traded on the OTCPK over-the-counter market under the trading symbol: KRED.

The Company “went dark” (terminated the registration of its Common Stock class under the Securities Exchange Act and suspended its Securities Exchange Act and Securities Act reporting obligations) on October 24, 2017, as a condition to the closing of a major Preferred Stock financing transaction.  The provisions of the Securities Exchange Act which are applicable to “public companies” and their directors, officers and 10% stockholders no longer apply to the Company and its directors, officers and 10% stockholders.  The Company is not required to file any other Form 10-K, 10-Q or 8-K after December 31, 2017, other than this final 2017 Form 10-K report.

This is the Company’s Annual Report for the 2017 year.  This document does not purport to provide a full report on 2018 or 2019 matters.

When a company goes “dark,” public trading in its stock becomes much more difficult, and publicly trading would typically become illiquid and sporadic.  The Company’s stock is able to be publicly traded only on OTC Markets Group’s “Pink” trading level, the OTCPK market.  The Company has ceased to be legally required to provide (and would elect not to voluntarily provide) “current public information” such as would facilitate investor interest and Rule 144 trading eligibility.  (Thus, the phrase “going dark.”)

The Company reminds its Common Stock shareholders that, even after the Company “went dark” and is no longer a “public company,” they remain Company shareholders, and holders of Company equity, for their same number of shares of Company Common Stock.

Description of Business

Beverage Products

KonaRed® Corporation is a Hawaiian Coffee Company and the pioneer of the USA Grown, Hawaiian Coffee Fruit. The company oversees a vertically integrated supply chain which starts with the world renowned, highest quality Coffee and Coffee Fruit from Kona, Hawaii. The Company produces five award winning Ready-to-Drink (“RTD”) 12oz and 32oz Cold Brew Coffee varieties, Key Kegs, a complete line of whole bean and ground Kona Coffee Beans, single serve cups, plus its well established RTD Antioxidant Juices. KonaRed products are sold throughout the U.S. and can be found in select Vons, Albertsons, Publix, Pavilions, Meijer, Ralphs, Fred Meyer, King Soopers, Smiths, Safeway, Whole Foods, 7-Eleven and many other retail outlets. More information about KonaRed and its products can be found at www.konared.com.

Award Winning RTD Cold Brew Coffees

In February 2016 we introduced a new line of Ready-to-Drink (“RTD”) Cold Brew Coffees which included the flavors of ‘Original’, ‘Hawaiian Vanilla’ and ‘Espresso’. In August 2016, consumer demand precipitated the addition of ‘Kauai Caramel’ and ‘Maui Mocha’ flavors. Sales of this product have expanded quickly and the line is now being sold in leading retailers throughout the US. Hawaiian Vanilla has won the BeverageWorld BevStar award and the Original Cold Brew won the Gourmet Retailer Editor’s Choice for Best Coffee. KonaRed RTD Cold Brew Coffees have become one of the leading brands in this fast growing consumer packaged goods sector. Cold brew coffee continues to grow in popularity as it appeals to premium beverage trends, but also health and wellness ones too. The company added a line of 32oz sizes to complement the 12oz variety in June 2017.

Use of Patents

An important element of our business is the License we have been provided by VDF FutureCeuticals, Inc. (“VDF”), which provides us with the use of VDF’s coffee fruit patents and Coffeeberry® trademark license. A License Agreement has effectively formed a strategic alliance between KonaRed and VDF.

We developed the necessary processing and manufacturing intellectual property (“IP”) for processing and manufacturing our base ingredient - the coffee fruit (and have subsequently coordinated this with the IP provided by VDF). The License Agreement provides us with access to use of VDF’s patents, as existing and/or modified in the future, along with the processes, products, methods, compositions and know-how developed by VDF related to the patented Coffee Cherry related inventions, trade secrets and know-how.

Trademarks

We use several trademarks in branding our business:

KonaRed

Hand Crafted with Aloha

Paradise in a Bottle

Paradise in a Can

Nature’s Best Kept Secret

Best Coffee on Earth

CoffeeBerry

The first three of these are our registered trademarks. In addition, we have rights to the registered CoffeeBerry® trademark.

Operations, Facilities and Distribution Method for Our Products

Our distribution facility is an 8,500 square foot facility located in Carlsbad, California. We use an outsourcing business model based on utilizing third parties for the bulk of our non-core business operations, such as manufacturing and coffee fruit extraction and retail products, while maintaining in-house control of critical marketing, product development and warehousing/shipping functions. We are transitioning to in-house bottling.

Supply and Distribution for Our Product

We have an agreement in place which provides a reliable and trusted source of green coffee bean and coffee fruit supply with two separate farms in Kona, Hawaii.

As to coffee fruit, we have an exclusive arrangement for the supply of raw coffee fruit from Greenwell Farms, Inc., a Hawaii corporation with a long established history as a major Hawaiian coffee supplier.

Since the fruit surrounding the coffee bean was previously discarded as a byproduct of coffee production, such raw material has also remained readily available from coffee farms located in Hawaii and internationally. Therefore, although we currently have a principal supplier, in the event that we lose this supplier, we are confident that we would be able to secure raw material from other suppliers, both in Hawaii and other locations.

Our production process is based on our company taking possession of the dried coffee fruit from the grower, shipping the dried coffee fruit to our Carlsbad warehouse for storage, and then subsequently sending required quantities to subcontractors for value-added processing. The value-added processing consists of water based extraction whereby the dried coffee fruit is reduced to liquid extract.

For our company’s beverage production, our antioxidant beverages are processed by us sending processed coffee fruit to a 3rd party flavor house which makes the KonaRed concentrate and then ships it to our company’s bottling vendors. Notably, we own the proprietary beverage formulas. Pallets of the ready-to-drink product items are then shipped back to our company’s warehouse, or third party inventory transit service providers, and disseminated to either distributors, or shipped directly to retailers.

The process for Cold Brew Coffee is similar.

Market

We believe our company has established a frontrunner position in the coffee fruit and cold brew coffee categories, boasting numerous retail entrees and continued expansion. We first established our products in the upstart coffee fruit sector on our home turf in Hawaii and then have expanded across the USA by winning placements at Kroger, Target, Vitamin Shoppe and other major retailers. We have since moved into the large and lucrative market of coffee and have expanded beyond just coffee fruit. Over 50% of Americans over the age of 18 drink coffee daily and it is a huge marketplace. We have positioned ourselves as one of the leading RTD Cold Brew Coffee product lines on the market since our February 2016 launch. We continued to expand on these markets throughout 2017.

Sales Strategy

Our sales strategy for our Cold Brew Coffee and Antioxidant beverages is to sell and ship directly from our warehouse in Carlsbad, California. We have a direct sales team of three individuals, two in Hawaii and one in Southern California whose main job is to secure new customers directly in person. We have also retained manufacturers’ sales representatives who work to increase our overall sales efforts in specific regions such as New York, Los Angeles and Florida. In early 2017 we signed a brokerage agreement with Impact Sale Group to represent our entire line of products to the conventional and natural sales channels in the Western United States.

We’ve learned the importance of supporting our distributor network through “on the ground” sales personnel and will add to our sales force as markets develop. For an emerging product such as ours, merchandising follow-up, dialog with store managers, and coordination of promotions and pricing are critical in maintaining brand momentum. We anticipate adding sales staff to meet demand as we grow.

Although KonaRed was invented as a wellness product, we believe consumer acceptance of our beverage products now places us both within the coffee and ‘premium juice’ retail categories, as well as on dairy shelves with cold brew coffees, and the coffee aisle with our whole bean coffee line.

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

Takeovers and mergers are a hallmark of our industry. Recent beverage industry deals have included:

•	Coca Cola acquired Zico Coconut Water in January 2014

•	Nestle acquired 100% of Chameleon Cold Brew Coffee for an undisclosed amount in 2017

•	InBev has made a series of investments in Sambazon (in August 2012, December 2011, and December 2008)

•	InBev has also made a series of investments in Vita Coco in May 2012 and December 2010

•	Bai Brands sold to Dr. Pepper Snapple for an acquisition price of $1.7 billion in December 2016

•	Peets Coffee & Tea purchased 100% of Stumptown Coffee Roasters in October 2015 for an undisclosed amount

•	High Brew Coffee received a $4 Million investment from CAVU Venture Partners in April 2016

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

Presently, our predominant focus is our beverage and cold brew coffee businesses and we are generating revenues through the following distribution channels:

•	Direct Store Distributors
•	Broadline Distributors
•	Direct to Retail
•	Online Retail
•	Raw Material Ingredient Sales

The specifics of each channel are as follows:

•

Direct Store Distributors:

The direct store distributors (“DSDs”) channel comprises wholesale distributors who maintain in-house inventories of multiple brands of beverage products, such as juices, beer, and water, which they sell to retail stores and other wholesalers. DSD is a business process that manufacturers use to both sell and distribute goods directly to point of sales or point of consumption including additional product and market related services such as merchandising.  In order to fulfill growing demand from retailers, DSDs specializing in the beverage channels are expanding their functional beverage categories to include the type of products in which KonaRed specializes. (A ‘functional beverage’ is defined as one which has certain attributes, such as Antioxidants.)

•

Broadline Distributors:

The broadline distributors channel includes wholesalers who specialize in distribution of natural food products to retail stores. A broadline distributor services a wide variety of accounts with a wide variety of products ranging from food, beverages and supplies in the natural channel selling to retailers like Whole Foods Markets.

•

Direct to Retail:

During our growth phase we have developed a direct to retail sales channel to grocery stores such as Albertson’s and specialty retail stores. We intend to continue to service and develop this channel further. Direct to retailer includes major retail chains with 500 locations or more where the KonaRed product ships direct to the retailer’s distribution centers and the retailers are responsible for the distribution to each retail store.

•

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

•	Raw Material Ingredient Sales: In December 2015, we launched our coffee fruit raw ingredient materials division and will be working to expand this revenue channel in cooperation with VDF.

To develop this strategy we continually evaluate: product line sales, product line specific gross margin, individual products costs and pricing of individual product lines. Growth of our retail footprint will continue to be evaluated through the growth of our client base in each specific distribution channel. We will also be launching new products when the timing makes sense for the company and the market dynamics.

Competition

The beverage industry is extremely competitive. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. Our product is competing directly with a wide range of drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other marketing campaigns. In addition, companies manufacturing these products generally have far greater financial, marketing, and distribution resources than we do. We compete to secure distributors who will agree to market our product over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets. Our products compete with all liquid refreshments, including numerous specialty beverages.

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

Intellectual Property

KonaRed® is a registered trademark in the United States, Japan and China and we intend to seek a number of trademarks for slogans and product designs. We also hold trademark rights to the Paradise in a Bottle®”, “Nature’s Best Kept Secret™”, “Hand Crafted with Aloha®”, “Paradise in a Can™”, and “Best Coffee on Earth™” tag lines; and rights to a suite of international CoffeeBerry® trademarks provided under our License with VDF. We believe we have the rights to use the necessary processing and manufacturing intellectual property relating to processing and manufacturing our base ingredient (the coffee fruit) and our proprietary beverage formulas. However, we do not own the manufacturing process for making the finished beverages. We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patent rights and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

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

Partnership Initiative with VDF FutureCeuticals Inc.

In 2014 KonaRed settled a patent dispute with VDF by forming a partnership with them.

VDF is a leader in the bio-research, development, and manufacture of high-quality fruit, vegetable, and grain-based nutraceutical and functional food ingredients. VDF is committed to discovery-based research that leads to the expansion of human health, and is the trusted partner-of-choice for companies in search of creative, ethical solutions for the health and wellness needs of today’s consumer. Its sister company, Van Drunen Farms, was founded over one hundred years ago and has grown into one of the largest dried food ingredient manufacturers and suppliers in the world.

VDF is a major biotech and ingredient supplier and owner of the patent-protected CoffeeBerry® coffee fruit technology, a proprietary set of agricultural and industrial processes and a line of unique ingredients. VDF’s patents and processes capture the same potent nutrition inherent in coffee fruit which had formed the basis of two provisional patent applications made by KonaRed based on KonaRed’s own proprietary research and development.

The partnership brings together the flavor profile of KonaRed’s beverages and the ingenuity, innovation, and ongoing chemistry and clinical research of VDF’s globally integrated CoffeeBerry® coffee fruit ingredient platform.

Seasonality of Business

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for our products and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

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

Employees

In addition to Kyle Redfield, who is our Chief Executive Officer and Director, we currently employ 10 full-time employees who all work in the United States. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research; and as needed we engage the services of other professionals for legal, audit and other technical services. We intend to expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

Our actual results may differ materially from the results anticipated in any forward-looking statements in this Report due to a variety of factors, including, without limitation, those set forth as “Risk Factors” in the Post-Effective Amendment to our Form S-1 which became effective on May 12, 2016 and in our annual report on Form 10-K filed on April 13, 2017. These can be found along with all our filings with the SEC at www.sec.gov.

There may be other factors included in the Company’s filings with the SEC that may cause actual results to differ materially from those projected in any forward-looking statement. The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current principal office and warehouse are now located at 2042 Corte Del Nogal, Suite C, Carlsbad, California 92011. Our previous office and warehouse were located at 1101 Via Callejon #200, San Clemente, California 92673-4230. During the years ended December 31, 2017 and December 31, 2016 we shared our San Clemente warehouse premises with a sublessee whose occupancy ended on April 7, 2017, at which time we assumed all lease payments. The current facility lease has a term of April 1, 2018 to March 31, 2023 and presently requires total lease payments of $10,466 per month.

Fixed assets currently shown on our balance sheet are comprised of furniture and warehouse fixtures and at present the Company has no material property balances which are classified as assets under generally accepted accounting principles.

ITEM 3. LEGAL PROCEEDINGS

There are no material active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our officers and directors, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In 2016 and 2017 our common stock was quoted on the OTCQB over-the-counter stock market (“OTCQB”) under the symbol: ‘KRED’. Because we were quoted on the OTCQB, our securities could be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a major national securities exchange. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects.

Currently, because we have “gone dark,” our common stock is quoted on the OTCPK over-the-counter market, which provides less liquidity than the OTCQB had provided.

The following table sets forth the high, low and closing prices for our Common Stock per quarter as reported for the years ended December 31, 2017 and December 31, 2016. These prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended:	High	Low

FY2017:
March 31, 2017	$0.104	$0.043
June 30, 2017	$0.071	$0.040
September 30, 2017	$0.099	$0.059
December 31, 2017	$0.052	$0.033

FY2016:
March 31, 2016	$0.044	$0.067
June 30, 2016	$0.045	$0.069
September 30, 2016	$0.045	$0.066
December 31, 2016	$0.042	$0.061

Shareholders

On January 18, 2019, there were between 200 and 300 shareholders of record of the 226,366,621 shares outstanding of our common stock.

Dividends

There are no restrictions that would limit the Company from paying dividends. We have not paid any cash or stock dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors. Our Series A Preferred Stock and Series B Preferred Stock have dividend preferences over our common stock.

Re-Purchase of Equity Securities

None.

Recent Sales of Unregistered Securities

On January 23, 2017, we issued 250,000 restricted common shares at $0.0484 per share to a new director at market close price on date of grant as an inducement fee for joining our Board for a deemed non-cash cost of $12,100. These shares were issued to one Accredited Investor (as that term is defined in Rule 501 of Regulation D under Securities Act of 1933, as amended (the “Securities Act”) Rule 506 of Regulation D, and in issuing these shares we relied on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On January 26, 2017, we issued 340,000 restricted common shares at $0.0488 per share to an Accredited Investor related party at market close price on date of grant as an inducement fee extension of the maturity of a promissory note for a deemed non-cash cost of $16,592. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On February 14, 2017, we remedially executed a private placement related to the Company’s previous Unit Offer #3 which raised $15,000 through the sale of 375,000 stock/warrant units. Each unit was priced at $0.04 per unit and comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares and embedded value of the warrants is based on the valuations done for Unit Offer #3. These shares were issued to one non-U.S. person in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act. The warrants were valued using a Black-Scholes model at a non-cash cost of $16,463. At December 31, 2017, none of these warrants had been exercised.

On February 14, 2017, we issued 340,000 restricted common shares to an Accredited Investor long term shareholder at $0.07 per share as an inducement fee for a $100,000 promissory note for a deemed non-cash cost of $23,800. These shares were issued to one non-U.S. person in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

During January, 2017, in two transactions we issued a total of 1,625,000 common shares at $0.04 per share upon conversion by September 2015 Note Two Purchaser of the remaining $65,000 due on September 2015 Note Two. The market values of the shares totaled $128,463 based on market close prices on dates of issuance. The conversions resulted in a $63,463 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. These conversions fully satisfied the note and no further payments are due.

These shares were issued to an Accredited Investor with reliance on the exemptions from registration requirements provided in Securities Act Sections 3(a)(9) and 4(a)(2).

During February, 2017, we issued 1,500,000 restricted common shares to two prior unit offering subscribers for exercises of 1,500,000 warrants at the exercise price of $0.055 per share for proceeds of $82,500. These subscribers are Accredited Investors, and in issuing these shares we relied on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On February 22, 2017, we issued 990,000 common shares at $0.04 per share upon conversion by December 2015 Lender of the remaining $39,600 due on the December 2015 Note. The value of the shares was $61,578 based on a market close price on date of issuance. The conversion resulted in a $21,978 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. This conversion fully paid the note and no further payments are due. These shares were issued to one Accredited Investor with reliance on the exemptions from registration requirements provided in Securities Act Sections 3(a)(9) and 4(a)(2).

During February and March of 2017, as part of a stock offering, the Company issued 2,636,363 restricted common shares at $0.055 per share at market close price on dates of grant to various parties for cash of $145,000. These shares were issued to five US persons and companies, with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

During the year ended December 31, 2017 in six transactions, Lincoln Park Capital Fund, LLC (“LPC”) converted $300,000 principal and $3,060 accrued interest due on LPC Note Two at a conversion price of $0.05 per share into 6,105,843 shares valued at $405,361 based on market close prices on dates of issuance. The conversions resulted in a $99,064 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. These shares were issued to one Accredited Investor with reliance on the exemptions from registration requirements provided in Securities Act Sections 3(a)(9) and 4(a)(2). These conversions fully paid all amounts due on LPC Note Two and the note is extinguished.

On March 1, 2017, we issued 1,100,000 restricted common shares at $0.0548 per share at market close price on date of grant for consultant services rendered for a deemed cost of $60,280. These shares were issued to one Accredited Investor or a person qualified under the terms of Rule 506 of Regulation D, and in issuing these shares we relied on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On March 2, 2017, we issued 15,500 restricted common shares at $0.0518 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on the issue date for deemed compensation of $803. These shares were issued with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On March 6, 2017, we issued 653,842 restricted common shares to a company wholly owned by our CFO at a price of $0.0559 on date of grant as compensation for a deemed cost of $36,615. These shares were issued to one non-U.S. person in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On March 7, 2017, we issued 50,000 restricted common shares at $0.0604 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on the issue date for deemed compensation of $3,020. These shares were issued with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On April 3, 2017, we issued 11,000 restricted common shares at $0.0720 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $792. These shares were issued with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On April 11, 2017 we issued 50,000 restricted common shares at $0.0709 per share at market close price on date of grant to an employee for deemed compensation of $3,545. These shares were issued with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On April 27, 2017, we issued 36,364 restricted common shares at $0.0550 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $2,000. These shares were issued with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On May 31, 2017, we issued 150,000 restricted common shares at $0.0722 per share market close price on date of grant to a Director for deemed compensation of $10,830. These shares were issued with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

During March, April, May and June of 2017, as part of a stock offering, the Company issued 5,172,147 restricted common shares at $0.06 per share at market close price on dates of grant to various parties for cash of $284,468. These shares were issued with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On June 8, 2017, we issued 250,000 restricted common shares at $0.0692 per share market close price on date of grant to a Director for deemed compensation of $17,300. These shares were issued with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On July 6, 2017, we issued 25,000 restricted common shares at $0.060 per share market close price on date of grant to an employee for deemed compensation of $1,500. These shares were issued with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On July 31, 2017, we issued 12,500,000 restricted common shares to two parties (collectively, “PCF”) as part of a previous equity agreement.  The shares were issued for $500,000 received and priced at $0.04/share.  This was the second payment received under the same provisions of the PCF Agreements. These shares were issued to two Accredited Investors with reliance on the exemptions from registration requirements provided in Securities Act Section 4(a)(2).

On July 31, 2017, the Company issued 4,000,000 restricted common shares at $0.055 per share in exchange for $220,000 received (in the second quarter) as part of a private placement stock offering. These shares were issued to one non-U.S. Company in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On August 30, 2017, the Company issued 340,000 shares of restricted common stock for the extension of a short term loan maturity date.  These shares were issued to one non-U.S. person in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On September 25, 2017, the Company issued 340,000 shares of restricted common stock to a Director of the Company for the extension of a short term loan maturity date.  These shares were issued to one non-U.S. person in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On September 29, 2017, the Company issued 13,092,242 shares of restricted common stock to VDF at $0.07 per share as and for full satisfaction of VDF Note. These shares were issued with reliance on the exemptions from registration requirements provided in the Securities Act Sections 3(a)(9) and 4(a)(2).

On October 17, 2017, the Company issued 448,000 restricted common shares at $0.0413 per share in exchange for $18,502 to individuals and directors of the company for deemed compensation. These shares were issued to various US persons with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On October 18, 2017, the Company issued 250,000 restricted common shares at $0.0485 per share in exchange for $12,125 to Pillar Marketing for services rendered. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

LPC converted $250,000 principal and $6,164 accrued interest due on LPC Note One into common stock at conversion prices of $0.035, $0.0658, and $0.0355 per share, on October 24, 2017, November 3, 2017, and December 29, 2017, respectively. The note and interest were converted into a total of 8,136,400 shares valued at $290,164 based on market close prices on dates of issuance noted above. The conversions resulted in a difference between the cash redemption balance and the value of the shares redemption which was treated as a debt settlement loss of $454,105 and recorded as an additional non-cash expense. These shares were issued to Accredited Investor(s) with reliance on the exemptions from registration requirements provided in Securities Act Sections 3(a)(9) and 4(a)(2).

On December 29, 2017, pursuant to a Settlement Agreement and General Release with LPC, the Company issued 8,000,000 shares of restricted common stock (and provided certain cash considerations) as and for full satisfaction of all promissory notes and warrants held by LPC. This transaction is included within the transactions discussed in the preceding paragraph.

Preferred Issuances

On October 24, 2017, the Company entered into and closed a Series A Preferred Stock Purchase Agreement with Kona Holdings I LLC and Kona Holdings II LLC (together, the “Series A Investors”); entered into and closed a Series B Preferred Stock Purchase Agreement with three accredited investors (together, the “Series B Investors”); issued certain warrants to the Series A Investors and to the Series B Investors; entered into a consulting letter agreement with The Roberts Group, LLC (an affiliate of its chairman Shaun Roberts); and entered into an employment letter agreement with its chief executive officer Kyle Redfield.

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

Under the Series B Preferred Stock Purchase Agreement, the Series B Investors invested $356,949 in exchange for 252.17 shares of newly-issued Series B Preferred Stock. (The Series B Investors paid this purchase price in the form of surrender of a $203,968 indebtedness owed to Company director Gonzalo Camet (a Series B Investor), surrender of a $102,981 indebtedness owed to a second Series B Investor, and $50,000 cash received from a third Series B Investor.)  The conversions resulted in a difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss of $139,751 and recorded as an additional non-cash interest expense. The price per share of Series B Preferred Stock was $1,415.51, which corresponds to $0.02831 per share of Common Stock on an as-if-converted basis.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements

Certain information included herein contains forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934. These sections provide that the safe harbor for forward looking statements does not apply to statements made in initial public offerings. The words, such as “may,” “would,” “could,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “believe,” “intend” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-K and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) continued development of business opportunities; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our business plans; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission (the “SEC”).

The following discussion and the information provided contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Report. Our actual results may differ materially from the results anticipated in any forward-looking statements in this Report due to a variety of factors, including, without limitation those set forth as “Risk Factors” in the Post-Effective Amendment to our Form S-1 which became effective on May 12, 2016 and in our annual report on Form 10-K filed on April 13, 2017. These can be found along with all our filings to the SEC at www.sec.gov.

Overview

KonaRed Corporation (“KonaRed”, “KonaRed Corporation”, “us”, “we”, the “Registrant”, or the “Company”) was incorporated in the State of Nevada on October 4, 2010 as TeamUpSport Inc. Prior to, and in anticipation of, closing of an asset purchase agreement (the “Asset Agreement”) with Sandwich Isles Trading Co, Inc., on September 9, 2013 our company effected a name change by merging with our wholly-owned Nevada subsidiary named “KonaRed Corporation” with our company as the surviving corporation under the new name “KonaRed Corporation”. On October 4, 2013 pursuant to the terms of the Asset Agreement, we acquired substantially all of the assets, property and undertaking of the health beverage and food business (the “Business”) operated under the name “KonaRed” from Sandwich Isles Trading Co., Inc., which was a private company incorporated in Hawaii on August 22, 2008 and dissolved on May 23, 2014. As a result of the October 4, 2013 acquisition of the Business from Sandwich Isles Trading Co., Inc., we ceased to be a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

To resolve a looming liquidity crisis and provide essential growth capital, on October 24, 2017 the Company entered into and closed a Series A Preferred Stock Purchase Agreement with Kona Holdings I LLC and Kona Holdings II LLC (together, the “Series A Investors”); entered into and closed a Series B Preferred Stock Purchase Agreement with three accredited investors (together, the “Series B Investors”); issued certain warrants to the Series A Investors and to the Series B Investors; entered into a consulting letter agreement with The Roberts Group, LLC (an affiliate of its chairman Shaun Roberts); and entered into an employment letter agreement with its chief executive officer Kyle Redfield.

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

The Company created the Series A Preferred Stock series and the Series B Preferred Stock series by filing respective Certificates of Designation with the Nevada Secretary of State on October 24, 2017.  The Series A Preferred Stock series has 6,500 authorized shares and the Series B Preferred Stock series has 810 authorized shares (later increased to 2,500 authorized shares in 2018).  The Certificates of Designation provide that no dividends or distributions shall be declared or paid on the Common Stock unless and until the Series A Preferred Stock and the Series B Preferred Stock have received an aggregate dividends and distributions total of $1,415.4661 per share of Series A Preferred Stock and per share of Series B Preferred Stock; thereafter, any dividends and distributions shall be paid pro rata to the outstanding shares of Common Stock and (on an as-if-converted basis) Series A Preferred Stock and Series B Preferred Stock.  Shares of each Preferred Stock series have a liquidation preference of $1,415.4661 (less dividends previously received) per share, plus full participation rights.  (The dividend rights and liquidation preferences of the two series are pari passu with each other.)  Shares of each Preferred Stock series are convertible into Common Stock at a ratio of 50,000 shares of Common Stock per share (subject to adjustment under broad-based antidilution protection provisions).  The Series A Preferred Stock has significant protective provisions (i.e., veto rights); the Series B Preferred Stock does not.

Pursuant to the Certificates of Designation, the number of seats on the Company’s Board of Directors is established at nine: four seats designated as Common Director seats, four seats designated as Series A Director seats, and one seat designated as a Swing Director seat.  The Series A Preferred Stock has general voting power on an as-if-converted basis and has a special right to elect the four Series A Directors.  The Series B Preferred Stock has general voting power on an as-if-converted basis but has no right to vote for any set of Directors.  The Common Stock has a special right to elect the four Common Directors and the Swing Director; provided, that if the Series A Investors’ “Pre-Wired Warrants #1” (defined below) were exercised for at least $2,000,000, thereafter the Series A Preferred Stock would have the special right to elect the Swing Director.  (The Series A Investors’ “Pre-Wired Warrants #1” expired unexercised on December 31, 2018; accordingly, the Common Stock will retain the special right to elect the Swing Director.)  By virtue of the Series A Preferred Stock’s Certificate of Designation, incumbent Directors Shaun Roberts, Kyle Redfield, Gonzalo Camet and Richard Fischler were sorted into the four Common Director seats and incumbent Directors Mark Masten, Brad Paris and James S. Tonkin were sorted into three of the four Series A Director seats. (In 2018, Michael Hartman replaced Richard Fischler on the Board of Directors.)

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

-	(Based on our 2018 net sales level, these warrants became exercisable for 1,383.79 shares of Series A Preferred Stock and were exercised in 2019.)

-	Warrants to purchase 1,347.02 shares of Series A Preferred Stock during the last eight months of 2018, at an exercise price of $1,633.23 per share (the “Pre-Wired Warrants #1”).

-	(These 1,347.02 warrants expired unexercised on December 31, 2018.)

-	Warrants to purchase 1,010.25 shares of Series A Preferred Stock during 2019, at an exercise price of $2,177.68 per share.

-

Warrants to purchase, for nominal consideration, Series A Preferred Stock maintaining the Series A Investors’ initial pro forma 21.15% of the Company, exercisable if, as, when and to the extent any Company Common Stock is ever in the future actually issued upon any Company stock options and warrants which were outstanding before October 24, 2017.  The percentages would be calculated on a post-exercise basis assuming a pre-exercise pro forma shares count of 367,370,324 and would take into account, in the numerator, the 77,712,953 Common Stock equivalents represented by the Series A Investors’ initial Series A Preferred Stock.

-

(In December 2017, 33.27 shares of Series A Preferred Stock became exercisable and were issued to the Series A Investors as a result of the issuance of shares of Common Stock to LPC as part of a settlement transaction.)

-

Warrants to purchase on or after May 30, 2018 (but only if the Company is not “dark” in 2018 or 2019 due to (a) the Company being enjoined from “going dark” or from electing not to remain “dark” or (b) the SEC not allowing the Company to amend all its open Securities Act registration statements before December 31, 2017 in order to deregister all remaining unsold shares under such open Securities Act registration statements), for nominal consideration, a number of shares of Series A Preferred Stock representing (on an as-if-converted basis) 5% of the number of shares of Company Common Stock which (as of the time the warrant is exercised) are then outstanding (on a fully diluted basis).  [See below for explanation of the terms “going dark” and remaining “dark.”]

-

Warrants to purchase Series A Preferred Stock, at an aggregate exercise price equal to the dollar amount of any settlements ever paid for breach of contract claims arising from the Company “going dark” or electing to remain “dark” and at an exercise price per share of $1,388.24.

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

The Company and Kona Holdings I LLC later agreed that, starting from the quarterly period beginning July 15, 2018, the financial consulting fee would not be paid in cash to Kona Holdings I LLC, but rather would be paid in the form of $4,500 cash to Kona Holdings II LLC per quarterly period plus 18 shares of Series A Preferred Stock to Venice Brands, LLC (for the account of Kona Holdings II LLC) per quarterly period.

The Company and the Series A Investors and (in their individual capacities) Company directors Shaun Roberts, Kyle Redfield and Gonzalo Camet also entered into a Stockholders Agreement dated October 24, 2017, pursuant to which the individuals subjected their Company shares to a right of first refusal in favor the Series A Investors and to a drag-along right.  In addition, the individuals agreed to, if the Series A Investors’ Pre-Wired Warrants #1 were exercised for at least $2,000,000, thereafter vote their Company stock, on all matters other than Director elections, as directed by the Series A Investors.  Also, the Series A Investors and the individuals agreed not to vote any of their Company stock for any person as the Swing Director except a person who has substantial beverage industry experience and connections, is not affiliated with the Series A Investors, is not otherwise affiliated with the Company or any of its officers or directors, is (and continues to be) recommended by a majority of the current Directors, is reasonably acceptable to the Series A Investors and is reasonably acceptable to a majority in interest of the three individuals (provided, that if the Series A Investors’ Pre-Wired Warrants #1 were exercised for at least $2,000,000, thereafter it would be permissible for the Swing Director to be a person affiliated with the Series A Investors so long as such person meets such other qualifications). The Series A Investors’ “Pre-Wired Warrants #1” expired unexercised on December 31, 2018; accordingly, the Common Stock will retain the special right to elect the Swing Director.

The Series A Investors are affiliates of Venice Brands, LLC.

Pursuant to the Series B Preferred Stock Purchase Agreement, the Series B Investors also collectively received:

-	Warrants to purchase 218.55 shares of Series B Preferred Stock during the last eight months of 2018, at an exercise price of $1,633.26 per share.

-	(These 218.55 warrants expired unexercised on December 31, 2018.)

-

Warrants to purchase 163.92 shares of Series B Preferred Stock during 2019, at an exercise price of $2,177.58 per share.  These warrants were exercisable only if the Series B Investors' 218.55 Series B Preferred Stock warrants for 2018 were fully exercised and the Series A Investors' Pre-Wired Warrants #1 were also fully exercised.

-	(Because the “2018” Pre-Wired Warrants were not exercised, these 163.92 warrants expired unexercised on December 31, 2018.)

In connection with the Series A Preferred Stock Purchase Agreement closing, changes were made in the employment/titles status of Shaun Roberts and Kyle Redfield.  Mr. Roberts received the titles of Chairman and Founder and will no longer be a Company employee, but The Roberts Group, LLC (an affiliate of Mr. Roberts) entered into a one-year consulting agreement with the Company.  Mr. Redfield received the title of Chief Executive Officer and entered into a new two-year employment agreement with the Company.

Under the consulting agreement, The Roberts Group, LLC received a consulting fee of $110,000 per year, plus an ongoing 5% commission on Company sales to Connected Coffee Trading Co. for distribution to China, and was also eligible for a discretionary annual cash bonus against a 15% bonus target.  The Roberts Group, LLC also received an office rent allowance of $900 per month and an automobile allowance of $600 per month.  Mr. Roberts received 7,347,406 Common Stock nonqualified stock options under the Company’s new 2017 Equity Incentive Plan, at an exercise price of $0.042 per share.  In addition, in lieu of $27,300 of the cash bonuses owed for services through September 30, 2017, Mr. Roberts received 19.29 Series B Preferred Stock nonqualified stock options under the Company’s new 2017 Series B Equity Incentive Plan, at an exercise price of $1,415.4661 per share.

Under the employment agreement, Mr. Redfield will receive a salary of $210,000 per year, increasing to $250,000 per year effective October 24, 2018 (but rolled back effective January 1, 2019, because the Company achieved less than $7,000,000 in net sales in 2018), and was also eligible for a discretionary annual cash bonus against a 15% bonus target.  Mr. Redfield will also receive an automobile allowance of $650 per month.  Mr. Redfield received 18,368,516 Common Stock nonqualified stock options under the Company’s new 2017 Equity Incentive Plan, at an exercise price of $0.042 per share.  In addition, in lieu of $94,988 of the cash bonuses owed for services through September 30, 2017, Mr. Redfield received 67.11 Series B Preferred Stock nonqualified stock options under the Company’s new 2017 Series B Equity Incentive Plan, at an exercise price of $1,415.4661 per share.

On October 24, 2017, the Company’s Board of Directors elected Gregory Willsey to the Board of Directors for a “Series A Director” seat.  He is the Manager of the Series A Investors, and his election was a condition to the closing of the Series A Preferred Stock Purchase Agreement.

On October 24, 2017, the Company’s Board of Directors adopted a 2017 Equity Incentive Plan covering 36,737,032 shares of Common Stock and a 2017 Series B Equity Incentive Plan covering 88 shares of Series B Preferred Stock.  Each Plan authorizes incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, etc. (In 2018, the 2017 Series B Equity Incentive Plan was enlarged to cover 280 shares of Series B Preferred Stock.)

It was a condition to the closing of the Series A Preferred Stock Purchase Agreement that the Company “go dark” (terminate the registration of its Common Stock class under the Securities Exchange Act and suspend its Securities Exchange Act and Securities Act reporting obligations).  Accordingly, on October 24, 2017 the Company filed a Form 15 with the SEC.  The effect of this filing was to, 90 days thereafter (January 22, 2018) terminate the registration of the Company’s Common Stock class under the Securities Exchange Act; accordingly, after such 90th day, none of the provisions of the Securities Exchange Act which are applicable to “public companies” and their directors, officers and 10% stockholders will apply to the Company and its directors, officers and 10% stockholders.  However, the Company’s obligations to file periodic and current reports (Forms 10-K, 10-Q and 8-K) with the SEC persisted until suspended as described in the next sentence.  The Company’s obligations to file periodic and current reports with the SEC were not suspended for the remainder of 2017 (so, this final Form 10-K annual report must be filed), but they were suspended for 2018 and future years provided that the Company has no Securities Act registration statements effective during such years.  The Company amended all its open Securities Act registration statements before December 31, 2017 in order to deregister all remaining unsold shares under such open Securities Act registration statements, thereby ensuring that the Company’s obligations to file periodic and current reports with the SEC will be suspended for 2018 and future years.  Therefore the Company is not required to file any other Form 10-K, 10-Q or 8-K after December 31, 2017, other than this final 2017 Form 10-K report.

When a company goes “dark,” public trading in its stock becomes much more difficult, and publicly trading would typically become illiquid and sporadic.  The Company’s stock is able to be publicly traded only on OTC Markets Group’s “Pink” trading level, the OTCPK market.  The Company has ceased to be legally required to provide (and would elect not to voluntarily provide) “current public information” such as would facilitate investor interest and Rule 144 trading eligibility.  (Thus, the phrase “going dark.”  Although the Company has ceased to be a “public company,” references to the process described here as being a “going private” process would not be technically correct because “going private” means instead that a formerly-public company has been acquired.)

The Company believes that “going dark” was in the best interest of the Company and its shareholders.

The Company reminds its Common Stock shareholders that, even after the Company “went dark” and is no longer a “public company,” they remain Company shareholders, and holders of Company equity, for their same number of shares of Company Common Stock.

On September 29, 2017, the Company issued 13,092,242 shares of restricted common stock to VDF at $0.07 per share as and for full satisfaction of VDF Note.

On December 29, 2017, pursuant to a Settlement Agreement and General Release with LPC, the Company issued 8,000,000 shares of restricted common stock (and provided certain cash considerations) as and for full satisfaction of all promissory notes and warrants held by LPC.

On March 21, 2018, the Company entered into a Commercial Loan Agreement with Circleup Credit Advisors, LLC (“Circleup”). The credit facility allows for a loan of $250,000 to be advanced to the Company, based on a pool of eligible accounts receivable of the Company. The Company customers on which the loan is based must remit all future payments directly to Circleup until the principal, interest, and fees balance has been fully satisfied. Under the agreement, Circleup may agree to lend additional amounts, assuming the Company provides an eligible accounts receivable customer account to supply the repayments to Circleup. Interest will be charged at the rate of 5% per annum. A one time loan fixed fee equal to 1% of the principal was applied to the outstanding balance due but will not be subject to interest.

On March 16, 2018, the Company issued 250,000 restricted common shares at $0.032 per share at market close price on date of grant to Michael Hartman, for a deemed compensation total of $8,000. These shares were issued with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

The Company sold and issued 626 shares of Series A Preferred Stock to Kona Holdings II LLC on April 12, 2018, at $1,038 per share for $650,000.

On June 19, 2018, the Company issued 241 shares of Series A Preferred Stock to Kona Holdings II LLC at $1,038 per share for $250,000 and issued 12 shares of Series A Preferred Stock to Kona Holdings I LLC in lieu of $12,500 of fees owed.

On June 21, 2018, the Company issued 265 shares of Series B Preferred Stock to Alfonso Buesa, for $275,000.

On July 18, 2018, the Company issued 241 shares of Series A Preferred Stock to Kona Holdings I LLC at $1,038 per share for $250,000 and issued 48 shares of Series A Preferred Stock to Kona Holdings II LLC at $1,038 per share for $50,000.

On each of July 15, 2018, October 15, 2018 and January 15, 2019, the Company issued 18 shares of Series A Preferred Stock to Venice Brands, LLC (for the account of Kona Holdings II LLC) for financial consulting fees owed.

On October 8, 2018, the Company issued a $250,000 Secured Promissory Note to Gonzalo Camet for $250,000. The Note called for principal payments to be made by the Company in twelve equal monthly installments from the date of issuance and for interest to accrue on unpaid principal at 11% per annum.

On December 12, 2018, the Company issued 241 shares of Series B Preferred Stock (valued at $1,038 per share) to Eva Moreno Vacas, at the instruction of Gonzalo Camet, in exchange for the full balance of the Secured Promissory Note.

On October 31, 2018, the Company sold 145 shares of Series B Preferred Stock to Wilson Lau, at a price of $1,038 per share, for $150,000.

On November 7, 2018, the Company entered into a Senior Secured Promissory Note with Jennifer A. Heroux in the amount of $300,000. The loan has been repaid in full.

On December 12, 2018, in accordance with the Company’s 2017 Equity Incentive Plan, the Board of Directors granted 2,256,323 Common Stock stock options to Charles Brown, the Company’s Director of Finance. The options began vesting effective as of September 1, 2018 over a period of 48 months and have an exercise price per share of $0.023.

On December 12, 2018, in exchange for the $162,811 and $36,400 of unpaid bonuses due to Kyle Redfield and Shaun Roberts (the current and former Chief Executive Officers of the Company), respectively, accrued for the period January 1, 2017 through December 31, 2017 the Board of Directors granted them Series B Preferred Stock stock options under the 2017 Series B Plan. The option grants to Kyle Redfield and Shaun Roberts were for 157 and 35 shares, respectively, at an exercise price per share of $1,038.

On December 12, 2018, the Company issued 145 shares of Series A Preferred Stock to Kona Holdings II LLC at a price of $1,038 per share for $150,000.

On December 12, 2018, the Company issued 219 and 164 shares of Series B Preferred Stock to Spiral Sun Ventures II, LP and Lincoln Park Partners, respectively, at a price of $913 per share, for $200,000 and $150,000, respectively.

On December 12, 2018, the Company issued 80 shares of Series B Preferred Stock (vesting over 12 months) to Ro’s Beverages, LLC for consulting services.

On December 12, 2018, pursuant to a Revenue Loan and Security Agreement with Decathlon Alpha III, LP (“Decathlon”), Decathlon advanced a loan to the Company in the amount of $1,000,000. Interest shall accrue on the loan from the date of issuance in accordance with rates determined by a percentage of projected revenues outlined in the payment schedule in the Revenue Loan and Security Agreement. The loan will be repaid in monthly installments on the 15th of each month following the date of issuance in amounts as outlined in the aforementioned schedule. The loan is secured by a security interest in all assets of the Company and will mature in May 2023. If desired and if certain terms are met, the Company will have the option to receive an advance of an additional $200,000 during 2019. It is noted in the agreement, that any advance should not be interpreted to cause this loan to be considered as a revolving line of credit.

On February 28, 2019, Kona Holdings I LLC and Kona Holdings II LLC exercised their respective Sales Shortfall Warrants, which had been issued on October 24, 2017, in full for an aggregate of 1,383.79 shares of Series A Preferred Stock.

On October 25, 2018, James S. Tonkin was elected as Chairman and President of the Company.

As the Company continues to address new and different challenges, it can be expected that further management additions and changes will occur and that further financings will periodically be necessary.

Critical Accounting Policies

Basis of presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America.

Inventories

Inventories are primarily raw materials and finished goods. Inventories are valued at the lower of, cost as determined on an average basis, or market. Market value is determined by reference to selling prices at, or around, balance sheet date or by management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. Costs of raw material and finished goods inventories include purchase and related costs incurred in bringing the products to their present location and condition.

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

Cost of goods sold

Cost of goods sold consists primarily of selling of finished goods and raw materials purchased from vendors as well as warehousing and distribution costs such as inbound freight charges, shipping and handling costs, purchasing and receiving costs.

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of our Company for the years ended December 31, 2017 and December 31, 2016. A summary is as follows:

	Year ended December 31, 2017	Year ended December 31, 2016
Total sales	$2,873,723	$1,059,196
Cost of goods sold	2,339,159	740,806
GROSS MARGIN	534,564	318,390
Research and development	5,786	5,320
Advertising and marketing	476,973	276,299
General and administrative	2,975,396	1,655,947
Non-cash operations fees & expenses	381,476	1,036,827
Operating expenses	3,839,631	2,974,393
Loss from operations	(3,305,067)	(2,656,003)
Amortized portion of License fee	40,182	7,014
Non-cash amortization expenses	(466,522)	(465,047)
Change in fair value of derivatives	(9,016,712)	-
Loss on debt modification	(1,113,770)	-
Interest expense	(64,760)	(186,793)
NET LOSS	$(13,926,649)	$(3,300,829)

Net loss per share	$(0.09)	$(0.03)

Highlights

Comparative to 2016, for the year ended December 31, 2017:

●	Product sales increased by 171%
●	Operating expenses increased by 29%, and
●	Net loss increased by 322%

Revenue

Sales were comprised of product sales and shipping, related party sales, and delivery fees. During the year ended December 31, 2017 we recorded total sales of $2,873,723 compared with total sales of $1,059,196 for the year ended December 31, 2016, representing an increase of 171% during the year ended December 31, 2017.

In 2016 we received cash payment of a non-refundable signing fee of $200,000 from a strategic supplier partnership arrangement. Because this was characterized as a license fee agreement to conform with generally accepted accounting principles it is recorded as unearned revenue which is to be amortized over the five year life of the agreement. For fiscal year 2017, the amortized portion of $40,182 for the fee is recorded as other income.

We attribute the growth in revenue during 2017 to the acquisition of new customers for KonaRed Cold Brew Coffees and the success of our efforts to build a distribution network for this new product line. Additionally, a sizable component of Cold Brew Coffee sales growth has been from repeat customers. Cold Brew is now KonaRed's major marketing focus and consumer demand drove expansion of our Cold Brew Coffee line from 3 to 5 products in August 2017 with the addition of “Maui Mocha” and “Kauai Caramel” flavors. We expect this trend to continue as we invest more time and resources into the Cold Brew Coffee product lines, including the addition of our 32oz bottles.

The Company introduced Cold Brew Coffees in February, 2016 and for the period ended December 31, 2017 this product line accounted for 84% of our sales. During the last quarter of 2017 Cold Brew Coffee sales comprised 80% of our product sales.

Overall, Cold Brew Coffee is a booming new market sector and KonaRed has emerged early as a leader in this new category. The Cold Brewed Coffee industry earned total revenues over $65 million in 2017.

KonaRed’s Cold Brew Coffees won multiple industry and consumer awards during the year ended December 31, 2017 and now appear on major retail shelves throughout the United States.

Cost of Goods Sold

As referenced in our Description of Business above, in 2016 and 2017 our production was based on an outsourcing business model which utilizes third parties for the bulk of our non-core business operations, such as coffee fruit extraction and product manufacturing. The main component of our cost of goods sold (“COGS”) relates to costing the finished goods which are drawn from our inventory when sold. These finished goods primarily include bottles of different types of our coffee beverages in various container and lot sizes which have been manufactured in a staged process for us by third parties. Costing is done by applying specific unit sales to unit product costs based on the costs per unit recorded in our inventory system. Costs per unit in the inventory system include per unit manufacturing charges from outsource manufacturers.

Along with the current period cost of inventory which has been used for product sales, COGS also includes expensing of adjustments for shrinkage during production runs and inventory which has been disposed of because it has expired and/or become obsolete, or been subject to a write-down reserve because the inventory has been deemed to be potentially useful, but has been slow moving for a significant period of time. During the years ended December 31, 2017 and December 31, 2016, these expenses respectively totaled $97,298 and $24,769. At December 31, 2017 and December 31, 2016 we had no reserves of outdated inventory.

For the years ended December 31, 2017 and December 31, 2016, COGS were $2,339,159 and $740,806, or 81% and 70% of sales. This corresponds to gross margin percentages of 19% and 30%. We project total COGS will increase in 2018 and 2019 and gross margin will improve as order flow increases and we begin to benefit from in-house bottling (to which we intend to transition in the first half of 2019), less expensive shipping costs and the economies of scale of larger production runs.

COGS components for the years ended December 31, 2017 and December 31, 2016 included: (i) manufacturing costs, which include both in-house and outsourced manufacturing costs and inventory adjustments, which totaled $2,108,794 versus $692,920, respectively; (ii) inventory delivery which totaled $174,420 versus $33,816, respectively; (iii) term discounts which totaled $39,646 versus $7,781; and (iv) packaging which totaled $15,179 versus $6,289, respectively.

Operating Expenses

Our operating expenses are classified into three categories:

- Research and development

- Advertising and marketing

- General and administrative expenses

Research and Development

Research and development costs were $5,786 and $5,320, respectively for years ended December 31, 2017 and December 31, 2016, respectively, for a comparative increase of 9%. We project R&D costs will increase (but remain relatively modest) during the upcoming fiscal year.

Advertising and Marketing

Advertising and marketing costs were $476,973 for the year ended December 31, 2017, compared with $276,299 for the year ended December 31, 2016, representing an increase of 73%, primarily due to a significant expansion of an advertising program. Components of advertising and marketing cost during the years ended December 31, 2017 versus December 31, 2016 were as follows: (i) costs for free samples and product demonstrations was $29,353 versus $133,334, representing a decrease of 78%; (ii) advertising costs were $272,461 versus $9,945, representing an increase of 2640%; (iii) website expenses were $30,274 versus $10,998, representing an increase of 175%; and (v) tradeshows, sponsorships, public relations initiatives, and other marketing expenses totaled $144,885 versus $122,022, representing an increase of 19%. We project advertising and marketing costs will increase in 2018 and 2019.

General and Administrative

General and administrative (“G&A”) costs were $3,356,872 for the year ended December 31, 2017 compared to and $2,692,774 for the year ended December 31, 2016, representing an increase of 23%. G&A costs include cash and non-cash expenses. Non-cash expenses include stock based compensation expenses, stock issued for services, patent license fees, and depreciation expenses. G&A costs were more heavily weighted toward non-cash expenses in 2016; for the years ended December 31, 2017 and December 31, 2016, G&A cash expenses comprised $2,975,396 and $1,655,947; and non-cash expenses comprised $381,476 and $1,036,827.

Year over year G&A cash expenses increased by 80% and G&A non-cash expenses decreased by 67%. We project G&A expenses will increase in 2018 and 2019.

Major items within expenses paid in cash for years ended December 31, 2017 and December 31, 2016 included: (i) payroll of $1,410,420 versus $952,427, representing an increase of 48%, which is attributable to an increased staff count; (ii) customer shipping expenses of $281,255 versus $124,760, representing an increase of 125%, which is attributable to increased sales volume; and (iii) professional and consultant fees of $337,239 versus $109,142, representing an increase of 209%, which is attributable to the resolution of legal issues pertaining to fiscal 2015.

Major items within non-cash expenses for years ended December 31, 2017 and December 31, 2016 included: (i) stock issued for compensation of $216,843 versus $405,373, representing a decrease of 47%, which is attributable to less offerings to executive staff of shares in lieu of cash for a portion of their remuneration; (ii) stock issued for services of $145,287 versus $254,009, representing a decrease of 43%, which is attributable to the decreased use of consultants; and (iii) patent license fees of $15,320 versus $375,000, representing a decrease of 96%, which is attributable to the scheduled decreases in the VDF License Agreement.

Other Income (Expense)

During the years ended December 31, 2017 and December 31, 2016, other income (expense) respectively totaled $(10,621,582) versus $(644,826). The largest items within Other income (expense) for the years ended December 31, 2017 and December 31, 2016 were (i) non-cash income (expense) for the fair market value of a derivative liability of $(9,016,712) in 2017 versus $7,463 in 2016; (ii) a non-cash expense of $(1,113,770) in 2017 and $nil in 2016 related to the debt modification that took place during 2017; and (iii) amortization expense for discounts on notes payable of $(466,522) in 2017, versus $(472,510) in 2016. The most significant derivative liability to which the 2017 item related was a result of the various warrants issued to the purchasers of Series A Preferred Stock and Series B Preferred Stock as part of the October 24, 2017 financing transaction.

Net Loss

Our net losses for the years ended December 31, 2017 versus December 31, 2016 were $13,926,649, or $0.09 per share, versus $3,300,829, or $0.03 per share. In both years we excluded contingently issuable shares from the calculation of net loss per share, because the contingently issuable shares would have been anti-dilutive.

Liquidity and Capital Resources

Our financial position as at December 31, 2017 and December 31, 2016 was as follows:

Net Working Capital
	As of December 31, 2017	As of December 31, 2016

Current Assets	$1,960,654	$458,741
Current Liabilities	9,881,636	657,607
Net Working Capital (Deficit)	$(7,920,982)	$(198,866)

However, net of derivative liabilities, our net working capital was $1,095,730 at December 31, 2017 as compared to a net working capital deficit of $(187,217) at December 31, 2016.

At December 31, 2017 we had cash on hand of $1,305,839, accounts receivable of $230,940; and inventory of $423,875. This compares with cash on hand of $68,546, accounts receivable of $120,565, accounts receivable - related party of $1,800; and inventory of $267,830 at December 31, 2016.

Our liquidity position as we approached the end of 2017 was becoming unsustainable.  To resolve the situation, we entered into the September 29, 2017 VDF transactions, the October 24, 2017 Series A Preferred Stock/Series B Preferred Stock transactions and the December 29, 2017 LPC transaction, to raise cash and reduce indebtedness.

We raised additional equity and debt capital in 2018, and expect to seek further financing in 2019 as well.

In both 2017 and 2016, we needed to and did raise capital to offset operating losses, as is typical for emerging growth companies. Our cash flows for the years ended December 31, 2017 and December 31, 2016 were as follows:

Cash Flows
	Year ended December 31, 2017	Year ended December 31, 2016

Net cash (used) in operating activities	$(2,806,179)	$(1,747,459)
Net cash (used) in investing activities	(7,061)	—
Net cash provided by financing activities	4,050,533	1,667,236
Increase (decrease) in cash during the period	1,237,293	(80,223)
Cash, beginning of period	68,546	148,769
Cash, end of period	$1,305,839	$68,546

Comparative figures for Net cash (used) in Operating Activities comprised net losses of $13,926,649 for the year ended December 31, 2017 versus $3,800,369 for the year ended December 31, 2016. Major items included respective comparative non-cash add-backs of: (i) ) Change in market value of derivative liabilities of $9,016,712 in 2017 versus a change of ($7,574) in 2016; (ii) Black-Scholes options grant expense amortizations of $136,648 versus $nil; (iii) Black-Scholes warrant issuance expense amortizations of $466,522 versus $565,528; (iv) stock issued for compensation and services of $251,804 versus $676,948; (v) an increase in accounts receivable of $108,575 in 2017 versus an increase in accounts receivable of $71,138 in 2016; (vi) increases in inventory of $156,045 in 2017 versus a decrease of $171,328 in 2016; (vii) an increase of $607,851 in accounts payable and accrued liabilities in 2017 versus a decrease in accounts payable and accrued liabilities of $76,062 in 2016; and (viii) a decrease in unearned income of $40,034 in 2017 versus an increase of $191,587 in 2016. The most significant derivative liability to which the 2017 change item related was a result of the various warrants issued to the purchasers of Series A Preferred Stock and Series B Preferred Stock as part of the October 24, 2017 financing transaction.

Comparative figures for Net cash (used) in Investing Activities was $7,061 in 2017 versus $- for 2016. This included purchases of fixed assets during the year ended December 31, 2017.

Comparative figures for Net cash provided by Financing Activities was $4,050,533 in 2017 versus $1,667,236 for 2016. Major items are discussed below.

Cash Raised from Equity Sales

During the year ended December 31, 2017 we raised a total of $3,990,568 through sales of equity. This was comprised of: (a) $431,468 raised from private placement sales of 7,844,874 restricted common shares at $0.055 per share; (b) $15,000 through a private placement remedial Unit Offer #3 sale of 375,000 units priced at $0.04 per unit which included one restricted common share and one five year warrant exercisable at $0.055 per share; (c) $82,500 from issuance of 1,500,000 restricted common shares at $0.055 per share to two prior unit offering subscribers for exercises of 1,500,000 warrants they held; and (d) $220,000 raised from the sale of 4,000,000 restricted common shares at $0.055 per share; (e) $500,000 from issuance of 12,500,000 restricted common shares at $0.04 per share to a prior unit offering subscribers for exercises of 12,500,000 for warrants held; (f) $2,250,000 raised from sales of 1,554 Series A Preferred shares and 35 Series B Preferred shares (in addition to issuances of other Series A Preferred shares and Series B Preferred shares in exchange for outstanding debt); and (g) $491,600 for warrants exercised for common shares.  Although in the past it has been necessary for us to raise cash in numerous offerings in order to maintain ourselves, this practice resulted in a drain on management’s bandwidth and often required us to accept unduly dilutive provisions.  We expect that in the foreseeable future we will not be engaging in a similarly numerous set of financings, and that as our business improves we will be in a better position to obtain further financing (when and if needed) on favorable terms.

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

Cash Raised from Debt – 2017

During the year ended December 31, 2017, the Company raised $300,000 from issuance of short term and long term non-convertible promissory notes.

Details of all debt transactions during 2017 are as follows:

Debt Conversions

During the year ended December 31, 2017, $1,552,816 of debt was converted into shares of Common Stock and $306,949 of debt was converted into shares of Series B Preferred Stock.

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

(e) LPC converted $250,000 principal and $6,164 accrued interest due on LPC Note One at conversion prices of $0.035, $0.0658, and $0.0355 per share, on October 24, 2017, November 3, 2017, and December 29, 2017, respectively. The note and interest were converted into a total of 8,136,400 shares of common stock valued at $290,164 based on market close prices on dates of issuance noted above. The conversions resulted in a difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. These conversions fully paid all amounts due on LPC Note One and the note is extinguished.

On December 29, 2017, pursuant to a Settlement Agreement and General Release with LPC, the Company issued 8,000,000 shares of restricted common stock (and paid $140,035 and committed to pay an additional $140,035 over the first half of 2018) as and for full satisfaction of all promissory notes and warrants held by LPC. This transaction is included within the transactions discussed in the preceding paragraph.

(f) under the Series B Preferred Stock Purchase Agreement, the Series B Investors invested $356,949 in exchange for 252.17 shares of newly-issued Series B Preferred Stock. (The Series B Investors paid this purchase price in the form of surrender of a $203,968 indebtedness owed to Company director Gonzalo Camet (a Series B Investor), surrender of a $102,981 indebtedness owed to a second Series B Investor, and $50,000 cash received from a third Series B Investor.)  The conversions resulted in a difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. The price per share of Series B Preferred Stock was $1,415.51, which corresponds to $0.02831 per share of Common Stock on an as-if-converted basis.

Cash Raised from Debt – 2016

During the year ended December 31, 2016, the Company raised $100,000 from a short term non-convertible related party promissory note and rolled over $375,000 of license fees to the VDF Note.

Details of all debt transactions during 2016 are as follows:

September 2015 Notes:

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

At December 31, 2016, the balance on September 2015 Note Two was $40,411. This included the remaining face value and accrued interest totaling $65,000, net of an unamortized warrant and beneficial conversion feature (“BCF”) discounts of $16,527 and an unamortized OID discount of $8,062. During the year ended December 31, 2016, the Company timely met a series of scheduled cash payments on September 2015 Note One totaling $88,500 and, prior to scheduled redemption date, on September 23, 2016 the original lender extended the maturity date of the note to November 14, 2016 in exchange for the right to convert the balance of $73,500 into common shares of the Company at a price of $0.04 per share. On September 23, 2016 the Company's closing share price was $0.0605 and this created a BCF which was valued at $37,669. On November 7, 2016, prior to scheduled redemption date, the $73,500 balance due on September 2015 Note Two was purchased by the September 2015 Note One Lender (hereinafter referred to as “September 2015 Note Two Purchaser”) from the original lender. Also on November 7, 2016, in return for the addition of $11,500 to the OID for September 2015 Note Two, September 2015 Note Two Purchaser extended the maturity of September 2015 Note Two to August 7, 2017 based on the Company meeting a payment schedule of $40,000 on May 7, 2017 and $45,000 on August 7, 2017. The addition of the $11,500 addition to the OID increased the principal due on September 2015 Note Two to $85,000. On November 23, 2016, $20,000 of September 2015 Note Two was converted by September 2015 Note Two Purchaser into 500,000 shares of the Company which reduced the principal due on the note to $65,000. During the year ended December 31, 2016, a total of $96,509 of the warrant and BCF discounts were recorded as an amortization expense and $14,668 amortization of the OID was recorded as interest expense.

December 2015 Note:

At December 31, 2016, the balance on the December 2015 Note was $32,081. This included the remaining face value and accrued interest totaling $39,600, net of an unamortized BCF discount of $6,340 and an unamortized OID discount of $1,179. During the year ended December 31, 2016, the Company timely met two scheduled cash payments totaling $79,200 and, prior to scheduled redemption date, on

December 2, 2016 the lender extended the maturity date of the note to March 7, 2016 in exchange for 300,000 shares of the Company and the right to convert the balance of $39,600 into common shares of the Company at a price of $0.04 per share. On December 2, 2016, the Company’s closing share price was $0.05 which created a BCF valued at $9,405 and a non-cash cost for the shares issuance of $15,000. During the year ended December 31, 2016, a total of $3,065 of the BCF discount was recorded as an amortization expense and $8,056 amortization of the OID was recorded as interest expense.

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

At December 31, 2016, the recorded balance on LPC Note One was $68,086. This included the remaining face value of 250,000, net of an unamortized warrant and BCF discounts totaling $177,505 and an unamortized OID discount of $4,409. During the year ended December 31, 2016, $130,348 of the BCF and warrant discounts were recorded as an amortization expense, $13,854 of the OID was recorded as interest expense, and accrued interest of $12,708 was paid via issuances of 181,544 restricted common shares.

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

On July 31, 2016, the Company issued a $100,000 note (the “RP Note”) to a director of the Company for a loan. The RP Note has a maturity date of January 27, 2017 and is classified as short term related party debt. The RP Note bears interest at 8% per annum due at maturity and may be prepaid in whole, or in part, at any time before each maturity date without prepayment penalty. 340,000 restricted common shares of the Company were issued to the lender as a fee valued at a non-cash cost of $15,504. At December 31, 2016, the balance due on the RP Note was $103,353 including $3,353 of accrued interest for the year ended December 31, 2016.

VDF Note:

On January 4, 2017, VDF and the Company executed an addendum to the VDF Note and the PSA in which VDF agreed it will: (i) remove its lien on the Company’s inventory and accounts receivable in the event that the Company executes any line of credit, inventory purchase order financing, or accounts receivable factoring agreements with third party lender(s); and (ii) promptly execute any inter-creditor agreement(s) provided to VDF by such third party lender(s) which affirm VDF’s permission for the creation of liens by the third party lender(s) which rank in priority above VDF’s existing lien

At December 31, 2016, the VDF Note had an outstanding balance $869,674. This included the principal due of $886,460, net of a discount of $16,786 resulting from the embedded derivative. During the year ended December 31, 2016, we rolled-over License fee payments totaling $375,000 and recorded accrued interest of $42,188 for a total addition to the VDF Note of $332,812.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

KonaRed Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of KonaRed Corporation (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2014.

Houston, TX

March 6, 2019

KONARED CORPORATION

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$1,305,839	$68,546
Accounts receivable	230,940	120,565
Accounts receivable - related party	—	1,800
Inventory	423,875	267,830
TOTAL CURRENT ASSETS	1,960,654	458,741

OTHER ASSETS
Fixed assets (net of accumulated depreciation)	12,066	7,803
TOTAL OTHER ASSETS	12,066	7,803
TOTAL ASSETS	$1,972,720	$466,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$571,903	$140,007
Short term convertible notes, net of discounts	140,035	209,578
Short term debt - related party	—	103,353
Unearned revenue	152,986	193,020
Derivative liability	9,016,712	11,649
TOTAL CURRENT LIABILITIES	9,881,636	657,607

LONG-TERM LIABILITIES
Long term convertible notes payable, net of discounts	—	869,674
TOTAL LONG-TERM LIABILITIES	—	869,674
TOTAL LIABILITIES	9,881,636	1,527,281

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Series A Preferred shares, 6,500 shares with par value $0.001 authorized; 1,554.26 shares issued and outstanding at December 31, 2017; no shares issued and outstanding at December 31, 2016.	2	—
Series B Preferred shares, 810 shares with par value $0.001 authorized; 252.17 shares issued and outstanding at December 31, 2017; no shares issued and outstanding at December 31, 2016.	—	—
Common shares, 877,500,000 shares with par value $0.001 authorized; 226,116,621 and 162,932,882 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	226,160	162,975
Additional paid in capital	29,173,788	22,158,506
Accumulated deficit	(37,308,866)	(23,382,218)
TOTAL STOCKHOLDERS’ DEFICIT	(7,908,916)	(1,060,737)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,972,720	$466,544

The accompanying notes to financial statements are an integral part of these financial statements.

KONARED CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2017	Year ended December 31, 2016
REVENUE:
Product sales	$2,861,823	$1,038,482
Product sales - related party	—	1,800
Shipping and delivery	11,900	18,914
Total sales	2,873,723	1,059,196

Cost of goods sold	2,339,159	740,806
GROSS MARGIN	534,564	318,390

OPERATING EXPENSES:
Research and development	5,786	5,320
Advertising and marketing	476,973	276,299
General and administrative expenses	3,356,872	2,692,774
Total operating expenses	3,839,631	2,974,393

Loss from operations	(3,305,067)	(2,656,003)

OTHER INCOME (EXPENSE):
License fee	40,182	7,014
Interest expense	(64,760)	(186,793)
Amortization expense - notes discounts	(466,522)	(472,510)
Change in fair market value of derivative liabilities	(9,016,712)	7,463
Loss on debt modification	(1,113,770)	—
Total other income (expense)	(10,621,582)	(644,826)
Net loss	$(13,926,649)	$(3,300,829)

Basic loss per common share	$(0.09)	$(0.03)
Basic weighted average shares outstanding	161,083,564	131,480,362
Diluted weighted average shares outstanding	177,910,583	131,480,362

The accompanying notes to financial statements are an integral part of these financial statements.

KONARED CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Ending balance – December 31, 2015	—	—	108,769,515	$108,787	$19,616,012	$(20,081,389)	$(356,590)
Common shares issued for cash	—	—	32,150,000	32,150	1,053,850	—	1,086,000
Common shares issued under equity line	—	—	6,450,000	6,450	316,486	—	322,936
Common shares issued for services	—	—	5,482,750	5,484	266,087	—	271,571
Common shares issued for equity line underwriting fees	—	—	21,529	43	(43)	—	—
Common shares issued as compensation	—	—	7,597,544	7,598	397,779	—	405,377
Common shares issued for convertible notes redemptions	—	—	1,975,000	1,975	120,750	—	122,725
Common shares issued for interest payments	—	—	486,544	488	24,853	—	25,341
Additional paid-in capital related to warrant issuances	—	—	—	—	315,658	—	315,658
Additional paid-in capital related to convertible notes beneficial conversion features	—	—	—	—	47,074	—	47,074
Net loss – year ended December 31, 2016	—	—	—	—	—	(3,300,829)	(3,300,829)
Ending balance – December 31, 2016	—	—	162,932,882	$162,975	$22,158,506	$(23,382,218)	$(1,060,737)

The accompanying notes to financial statements are an integral part of these financial statements.

KONARED CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(continued)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Ending balance – December 31, 2016	—	—	162,932,882	$162,975	$22,158,506	$(23,382,218)	$(1,060,737)
Common shares issued for cash	—	—	26,219,874	26,221	1,222,747	—	1,248,968
Common shares issued for services	—	—	3,186,500	3,187	173,694	—	176,881
Common shares issued for convertible notes conversions	—	—	29,768,442	29,769	1,762,853	—	1,792,621
Common shares issued for exercise of warrants	—	—	2,401,038	2,401	489,199	—	491,600
Series A preferred shares issued for cash	1,554	2	—	—	2,199,998	—	2,200,000
Series B preferred shares issued for cash	35	—	—	—	50,000	—	50,000
Series B preferred shares issued for debt conversion	217	—	—	—	446,700	—	446,700
Series B preferred shares issued for accrued compensation conversion	—	—	—	—	115,317	—	115,317
Additional paid-in capital related to option issuances	—	—	—	—	136,648	—	136,648
Loss on debt modification	—	—	—	—	335,409	—	335,409
Net loss – year ended December 31, 2017	—	—	—	—	—	(13,926,649)	(13,926,649)
Ending Balance – December 31, 2017	1,806	2	226,116,621	$226,160	$29,173,788	$(37,308,866)	$(7,908,916)

The accompanying notes to financial statements are an integral part of these financial statements.

KONARED CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	Year Ended December 31, 2016
OPERATING ACTIVITIES:
Net loss	$(13,926,649)	$(3,300,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,798	2,444
Stock issued for compensation and services	251,804	676,948
Patent fee	200,000	—
Loss on debt modifications, conversions, and settlement	742,789	43,725
Change in fair market value of derivative liabilities	9,016,712	(7,574)
Amortization of notes payable discounts	466,522	565,528
Options grant expense	136,648	—
Change in operating assets and liabilities:
Accounts receivable	(108,575)	(71,138)
Inventory	(156,045)	171,328
Prepaid expenses	—	5,953
Accounts payable and accrued liabilities	607,851	(76,062)
Accrued interest	—	50,631
Unearned revenue	(40,034)	191,587
NET CASH USED IN OPERATING ACTIVITIES	(2,806,179)	(1,747,459)

INVESTING ACTIVITIES:
Purchase of fixed assets	(7,061)	—
NET CASH USED IN INVESTING ACTIVITIES	(7,061)	—

FINANCING ACTIVITIES:
Proceeds from short term debt - related party	200,000	100,000
Proceeds from short term debt	100,000	—
Repayments of short term convertible notes payable	(240,035)	(216,700)
Proceeds from long term convertible notes payable	—	375,000
Proceeds from issuance of preferred stock for cash	2,250,000	—
Warrants exercised for cash	491,600	—
Proceeds from issuance of common stock for cash	1,248,968	1,408,936
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,050,533	1,667,236

NET INCREASE (DECREASE) IN CASH	1,237,293	(80,223)

CASH, Beginning of Period	68,546	148,769

CASH, End of Period	$1,305,839	$68,546

The accompanying notes to financial statements are an integral part of these financial statements.

KONARED CORPORATION

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash paid during the year for:
Interest	$—	$1,025

NON CASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31, 2017	Year Ended December 31, 2016
Debt discounts due to derivative	$—	$7,416
Discounts due to warrants	$—	$315,658
Interest paid by stock issuances	$—	$25,341
Shares issued as commitment fees - offering costs	$—	$43
Debt discounts from beneficial conversion features	$—	$47,074
Settlement of derivative liability	$11,649	$—
Debt and accrued interest converted to common stock	$1,552,816	$79,000
Debt and accrued interest converted to Series B Preferred Stock	$306,949	$—
Settlement of debt with debt	$30,070	$—
Series B Preferred Stock options granted to satisfy accrued compensation	$115,317	$—

The accompanying notes to financial statements are an integral part of these financial statements.

KONARED CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Nature of Organization

KonaRed Corporation (“KonaRed”, “KonaRed Corporation”, “us”, “we”, the “Registrant”, or the “Company”) was incorporated in the State of Nevada on October 4, 2010 as TeamUpSport Inc. Prior to, and in anticipation of, closing of an asset purchase agreement (the “Asset Agreement”) with Sandwich Isles Trading Co, Inc., on September 9, 2013 our company effected a name change by merging with our wholly-owned Nevada subsidiary named “KonaRed Corporation” with our company as the surviving corporation under the new name “KonaRed Corporation”. On October 4, 2013 pursuant to the terms the Asset Agreement, we acquired substantially all of the assets, property and undertaking of the health beverage and food business (the “Business”) operated under the name “KonaRed” from Sandwich Isles Trading Co., Inc., which was a private company incorporated in Hawaii on August 22, 2008 and dissolved on May 23, 2014. As a result of October 4, 2013 acquisition of the Business from Sandwich Isles Trading Co., Inc. we ceased to be a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents recorded for the years ended December 31, 2017 and December 31, 2016.

Deferred Revenue

Revenue from customer purchase agreements is recorded as unearned revenue and amortized over the term of the agreements. At December 31, 2017 and December 31, 2016, unearned revenues were $152,986 and $193,020 respectively. Unearned revenue is normally comprised of online subscriptions wherein we ship a scheduled amount of product to online retail subscribers each month. During the year ended December 31, 2016, unearned revenue also included a cash payment we received for a non-refundable signing fee of $200,000 from a strategic supplier partnership arrangement (the “FP Agreement”). The FP Agreement was executed on October 28, 2016 and because this was included in a license fee agreement, to conform with generally accepted accounting principles it is recorded as unearned revenue which is to be amortized over the five year life of the agreement. For fiscal 2017 and 2016, the amortized portion was $40,000 and $7,014, respectively. The fee is recorded as other income.

Revenue amortizations under the FP License agreement have been, and will be, recorded as income based on the following schedule:

Total for the Year Ended	Amount
2016	$7,014
2017	$40,000
2018	$40,000
2019	$40,000
2020	$40,000
2021	$32,877
TOTAL	$200,000

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the years ended December 31, 2017 and December 31, 2016, the Company wrote off accounts receivable totaling $- and $6,149, respectively, and during the year ended December 31, 2016 collected $12,238 which had been written off as bad debt in a prior period. There were no allowances for doubtful accounts recorded for the years ended December 31, 2017 and December 31, 2016.

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

Cost of goods sold

Cost of goods sold (“COGS”) primarily consist of raw materials purchases and third party processing costs. COGS also include: warehousing and distribution costs for inbound freight charges; shipping and handling costs; purchasing and receiving costs; costs for our labor; direct and indirect overhead costs; and the processing, bottling and shipping costs charged by 3rd party manufacturers.

Customer shipping expenses

In accordance with guidance provided in EITF Abstracts Issue No. 00-10 ‘Accounting for Shipping and Handling Fees and Costs’, the Company records costs for products shipped to customers within general and administrative expenses, rather than within COGS. Prior to the year ended December 31, 2016, these costs were included within COGS and COGS for the year ended December 31, 2015 shown in these financial statements were adjusted to reflect the change in accounting policy during fiscal 2016. During the years ended December 31, 2017 and December 31, 2016, customer shipping expenses totaled $281,255 and $124,760, respectively.

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

No liability for unrecognized tax benefits was recorded as of December 31, 2017 and December 31, 2016.

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

As of December 31, 2016, the Company had outstanding a senior convertible note (the “VDF Note”) with a balance of $869,674, net of a discount of $16,786. The Company determined the VDF Note had an embedded derivative valued at $11,649 at December 31, 2016 due to Sr. Note One having a provision which required adjustments to the conversion price to compensate for dilutive stock issuance events unrelated to the VDF Note. During the period ended December 31, 2016, $417,188 of principal was added to the VDF Note. This was comprised of $375,000 of patent license fees which were rolled over to the VDF Note and accrued interest for the year ended December 31, 2016 of $42,188. On September 29, 2017, the Company and VDF signed an amendment to the Senior Convertible Note. Per the amendment, the companies agreed that the total new outstanding balance was $916,457, and that VDF immediately converted all of the debt into equity of common shares at a conversion price of $0.07 per share, resulting in 13,092,242 common shares being issued to VDF. The loss on conversion of $335,409 has been recognized in the Statements of Operations as a Loss of Debt Modification in Other Income (Expense).

The net amount of the Change in Fair Value of Derivatives for the period ended December 31, 2016 was a gain of $7,463 which included the net amount of mark-to-market value changes in the embedded derivatives liabilities of the VDF Note of $7,463 for the year ended December 31, 2016. The VDF Note has a zero balance as of December 31, 2017.

As discussed in Note 9, on October 24, 2017 in connection with the issuance of the Series A Preferred shares, the shareholders also received warrants to purchased Series A Preferred shares and Common Stock shares. The Series A warrants and tainted Common Stock warrants contain a value of $9,016,712.

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

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using the treasury stock method; and convertible preferred stock and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company currently has options, warrants and convertible debt outstanding, and no convertible preferred stock has been issued. Common stock equivalents pertaining to the options, warrants and convertible debt were not included in the computation of diluted net loss per common share in these financial statements because the effect would have been anti-dilutive due to the net losses for the years ended December 31, 2017 and December 31, 2016.

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

The Company’s Level 1 assets and liabilities consist of cash, accounts receivable, accounts receivable - related party, inventories net, of any inventory allowance, prepaid expenses, other current assets, accounts payable and accrued liabilities, accounts payable - related party, short term debt, net of discounts, and unearned revenue. Pursuant to ASC 820, the fair value of these assets and liabilities is determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. Level 2 assets and liabilities consist of a derivative liability arising from a convertible note payable. Pursuant to ASC 820, the fair value of this liability is determined based on Level 2 inputs, which consisted of a valuation by an accredited third party expert. We do not currently have any assets or liabilities which are classified under the criterion of Level 3.

Level components:	As of December 31, 2017	As of December 31, 2016
Cash	$1,305,839	$68,546
Accounts receivable	230,940	120,565
Accounts receivable - related party	-	1,800
Inventories	423,875	267,830
Accounts payable and accrued liabilities	571,903	140,007
Short term convertible notes, net of discounts	140,035	209,578
Short term debt - related party	-	103,353
Long term convertible note, net of discount	-	869,674
Unearned revenue	152,986	193,020
Level 1 total	$2,825,578	$1,974,373
Derivative liability	$9,016,712	$11,649
Level 2 total	$9,016,712	$11,649
(nil)	-	-
Level 3 total	$Nil	$Nil

It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments which it holds.

Advertising

Costs for advertising are expensed when incurred. Advertising costs totaled $272,461 and $9,945 for the years ended December 31, 2017 and December 31, 2016, respectively. The Company also incurs marketing expenses for product promotion and investor relations which are combined with advertising to form the advertising and marketing line item in our statement of operations. Excluding advertising, these other promotional costs totaled $204,512 and $266,354 for the years ended December 31, 2017 and December 31, 2016, respectively.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is calculated on a straight line method over the estimated useful lives of the various assets as follows:

ASSET	Depreciation Term
Furniture and equipment	5 - 7 years
Warehouse fixtures	10 years

During the years ended December 31, 2017 and December 31, 2016: (a) depreciation for furniture and equipment of $2,450 and $2,096 was respectively recorded; and (b) depreciation for warehouse fixtures of $348 and $348 was respectively recorded. Accumulated depreciation for all fixed assets totaled $9,669 at December 31, 2017. Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

Recent Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15 “Statement of Cash Flows” (Topic 230) - Classification of Certain Cash Receipts and Cash Payments because stakeholders had indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. Among the eight issues, there were two which appeared germane to the Company: (i) Debt Prepayment or Debt Extinguishment Costs, which provided guidance that Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; and (ii) Separately Identifiable Cash Flows and Application of the Predominance Principle, which provided guidance that the classification of cash receipts and payments that have aspects of more than one class of cash flows should be determined first by applying specific guidance in generally accepted accounting principles. In the absence of specific guidance, an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. An entity should then classify each separately identifiable source or use within the cash receipts and payments on the basis of their nature in financing, investing, or operating activities. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item.

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. This ASU conforms with the Company’s current protocols and the Company expects to adopt this ASU once it becomes effective. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

In April 2016, FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers” (Topic 606). This follows the May 28, 2014, FASB and the International Accounting Standards Board (IASB) issuance of a converged standard on recognition of revenue from contracts with customers. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company will evaluate this standard and may implement adoption of once the standard becomes effective. The Company does not expect the adoption of the standard to have a significant impact on our financial statements.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses totaling $37,308,866 as of December 31, 2017 and has incurred a net loss for the current year of $13,926,649. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. As needed, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. To address these issues, during the year ended December 31, 2017, the Company raised $1,248,968 from private placement equity offerings, $491,600 from exercise of warrants, and benefited from conversion of $1,552,816 of debt into common shares of equity and $306,949 of debt into Series B Preferred Stock. In addition, on October 24, 2017, the Company was able to raise over $2 million through preferred shares issuances. The Company anticipates that it will continue to raise funds through private placement equity sales in the near future.

NOTE 4 – Inventory

Inventory includes raw materials and finished goods. Finished goods contain direct materials and other manufacturing costs charged directly by third party manufacturing vendors. Inventory consists of the following:

	December 31, 2017	December 31, 2016
Raw materials	$158,871	$105,035
Finished goods	265,004	162,795
Inventory allowance	—	—
Total	$423,875	$267,830

During the years ended December 31, 2017 and December 31, 2016, the Company respectively wrote down inventory by $97,298 and $24,769 to account for expired inventory which had been written-off and disposed of, and for minor manufacturing process shrinkages. There were no reserved inventory balances as of December 31, 2017 and December 31, 2016 and the Company respectively recognized $nil and $nil recovery in inventory allowance for the years ended December 31, 2017 and December 31, 2016. At December 31, 2017 all inventory was valued at full cost.

NOTE 5 – Fixed Assets

Fixed assets at December 31, 2017 and December 31, 2016 respectively comprised: (a) furniture and equipment totaling $10,154 and $5,543, net of accumulated depreciation of $8,109 and $5,659; and (b) warehouse fixtures totaling $1,912 and $2,260, net of accumulated depreciation of $1,560 and $1,212.

NOTE 6 – Debt

September 2015 Notes:

On September 30, 2015, subject to securities purchase agreements we issued two subordinated promissory notes (“September 2015 Note One” and “September 2015 Note Two”, collectively, the “September 2015 Notes”) to two lenders (the “September 2015 Lenders”). The September 2015 Notes provided for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the September 2015 Notes. The September 2015 Notes were not secured and are subordinated to senior notes issued by the Company. September 2015 Note One had a face value of $100,000 and September 2015 Note Two had a face value of $150,000. The interest rate on each note was 8% per annum and this amount fully accrued upon issuance and added $8,000 to September 2015 Note One and $12,000 to September 2015 Note Two to bring the total balances due on each note to $108,000 and $162,000, respectively. The September 2015 Notes each included a 10% original issuance discount (“OID”) which resulted in total net proceeds to the Company of $225,000. As an inducement for the loans, On September 30, 2015 the September 2015 Lenders received five-year warrants, with cashless exercise rights, to purchase restricted shares of our common stock at an exercise price of $0.08 per share. September 2015 Note One Lender received 1,250,000 warrants which were valued using a Black-Scholes model at $67,115; and September 2015 Note Two Lender received 1,875,000 warrants which were valued using a Black-Scholes model at non-cash cost of $100,673.

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

During the year ended December 31, 2017, the holder of September 2015 Note Two converted the remaining balance of $65,000 due on the note into 1,625,000 shares valued at $128,463 based on a market close prices on dates of issuance. The conversions resulted in a $63,463 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. Concurrent with the conversions, the remaining $16,527 of the warrant discount on September 2015 Note Two was recorded as an amortization expense and the remaining $8,062 OID was recorded as interest expense.

At December 31, 2016, the balance on September 2015 Note Two was $40,411. This included the remaining face value and accrued interest totaling $65,000, net of an unamortized warrant and beneficial conversion feature (“BCF”) discounts of $16,527 and an unamortized OID discount of $8,062. During the year ended December 31, 2016, the Company timely met a series of scheduled cash payments on September 2015 Note One totaling $88,500 and, prior to scheduled redemption date, on September 23, 2016 the original lender extended the maturity date of the note to November 14, 2016 in exchange for the right to convert the balance of $73,500 into common shares of the Company at a price of $0.04 per share. On September 23, 2016 the Company’s closing share price was $0.0605 and this created a BCF which was valued at $37,669. On November 7, 2016, prior to scheduled redemption date, the $73,500 balance due on September 2015 Note Two was purchased by the September 2015 Note One Lender (hereinafter referred to as “September 2015 Note Two Purchaser”) from the original lender. Also on November 7, 2016, in return for the addition of $11,500 to the OID for September 2015 Note Two, the September 2015 Note Two Purchaser extended the maturity of September 2015 Note Two to August 7, 2017 based on the Company meeting a payment schedule of $40,000 on May 7, 2017 and $45,000 on August 7, 2017. The $11,500 addition to the OID increased the principal due on September 2015 Note Two to $85,000.

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

December 2015 Note:

On December 3, 2015, subject to a securities purchase agreement we issued a subordinated promissory note (the “December 2015 Note”) to one lender (the “December 2015 Lender”) in the aggregate amount of $110,000 (the “Original Principal”). The December 2015 Note bears interest at 8% per annum and this amount fully accrued upon execution of the loan and added $8,800 to the balance due at issuance date. The principal and interest was due and payable in full on December 3, 2016 (“Maturity Date”) and had a re-payment schedule which requires payments of $39,600 respectively on sixth, ninth and twelfth month anniversary dates of issuance. The December 2015 Notes included an aggregate $10,000 original issuance discount (“OID”) which resulted in net proceeds of $100,000. The December 2015 Note provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in the December 2015 Note. The Note is not secured and is subordinated to senior notes issued by the Company and ranks equally with other debt issued by the Company. As an inducement for the loan, the Company issued the December 2015 Lender 500,000 restricted common shares valued at a non-cash cost of $30,050.

At December 31, 2017, the balance on the December 2015 Note was $nil. At December 31, 2016, the balance on the December 2015 Note was $32,081. This included the remaining face value and accrued interest totaling $39,600, net of an unamortized BCF discount of $6,340 and an unamortized OID discount of $1,179. During the year ended December 31, 2016, the Company timely met two scheduled cash payments totaling $79,200 and, prior to scheduled redemption date, on December 2, 2016 the lender extended the maturity date of the note to March 7, 2016 in exchange for 300,000 shares of the Company and the right to convert the balance of $39,600 into common shares of the Company at a price of $0.04 per share. On December 2, 2016, the Company's closing share price was $0.05 which created a BCF valued at $9,405 and a non-cash cost for the shares issuance of $15,000. During the year ended December 31, 2016, a total of $3,065 of the BCF discount was recorded as an amortization expense and $8,056 amortization of the OID was recorded as interest expense.

At December 31, 2017, the balance on the December 2015 Note was $nil. In the fourth quarter of 2017, the December 2015 Note was converted into a stock issuance. The conversion resulted in a difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss of $19,800 and has been recognized in the Statements of Operations as a Loss on Debt Modification, conversions, and settlement in Other Income (Expense).

LPC Note One:

On August 18, 2015, we issued a Senior Convertible Note (“LPC Note One”) to Lincoln Park Capital Fund, LLC (“LPC”) in the amount of $250,000. LPC Note One was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016 and LPC Note One is now classified as short term convertible debt. Interest may be paid via issuance of the Company’s common stock if the Company meets certain conditions that would allow the issuance of the Company’s common stock without any trading restrictions. LPC Note One has a $25,000 original issuance discount (“OID”) which resulted in net proceeds of $225,000. The Company has the right to prepay LPC Note One, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note One provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note One. LPC Note One is not secured and is subordinated to the VDF Note, ranks equally with LPC Note Two, and ranks above other debt issued by the Company. The principal amount of LPC Note One and all accrued interest were convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.07 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note One. At no time may LPC Note One be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. As an inducement for the loan, on August 18, 2015 the Company granted LPC 3,750,000 six year warrants, which includes a cashless exercise provision, to purchase 3,750,000 restricted shares of our common stock at an exercise price of $0.10 per share which was valued using a Black-Scholes model at a non-cash cost of $277,014. At August 18, 2015, LPC Note One also included a BCF of $107,143 because the exercise price of LPC Note One was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note One was capped at $117,857, resulting in a total discount of $225,000. On December 16, 2016, prior to the scheduled redemption dates, LPC extended the maturities of each of its two notes from December 31, 2016 to December 31, 2017 in return for issuance by the Company of 7,000,000 six year warrants, with cashless exercise rights, to purchase 7,000,000 restricted shares of our common stock at an exercise price of $0.05 per share. The warrants were valued using a Black-Scholes model at a non-cash cost of $315,658, of which $143,481 was ascribed as an increase to the discount of LPC Note One and $172,177 was ascribed as an increase to the discount of LPC Note Two.

At December 31, 2016, the recorded balance on LPC Note One was $68,086. This included the remaining face value of 250,000, net of an unamortized warrant and BCF discounts totaling $177,505 and an unamortized OID discount of $4,409. During the year ended December 31, 2016, $130,348 of the BCF and warrant discounts were recorded as an amortization expense, $13,854 of the OID was recorded as interest expense, and accrued interest of $12,708 was paid via issuances of 181,544 restricted common shares.

At December 31, 2017, the recorded balance on LPC Note One was $140,035. During the year ended December 31, 2017 $177,505 of the BCF and warrant discounts were recorded as amortization expenses, and $4,409 of the OID amortization was recorded as interest expenses. In the fourth quarter of 2017, in three transactions, LPC settled $250,000 principal and $6,164 accrued interest due on LPC Note One as discussed in Note 9. The settlement resulted in a $454,105 difference between the cash redemption balance and the value of the shares redemption which was treated as a modification loss and has been recognized in the Statements of Operations as a Loss on Debt Modification, conversions, and settlement in Other Income (Expense).

LPC Note Two:

On November 23, 2015, we issued a Senior Convertible Note (“LPC Note Two”) to LPC in the amount of $300,000. LPC Note Two was issued pursuant to the terms of a Securities Purchase Agreement and bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default). Principal and interest is due and payable in full on December 31, 2016. LPC Note Two is now classified as short term convertible term debt. Interest may be paid via issuance of the Company’s common stock if the Company meets certain conditions that would allow the issuance of the Company’s common stock without any trading restrictions. LPC Note Two has a $30,000 OID which resulted in net proceeds of $270,000. The Company has the right to prepay LPC Note Two, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. LPC Note Two provides for customary events of default such as failing to timely make payments and the occurrence of certain fundamental defaults, as described in LPC Note Two. LPC Note Two is not secured and is subordinated to the VDF Note, ranks equally with LPC Note One, and ranks above other debt issued by the Company. The principal amount of LPC Note Two and all accrued interest is convertible at the option of LPC into shares of our common stock at any time at a fixed Conversion Price of $0.05 per share, subject to adjustments for stock splits, stock dividends, stock combinations or other similar transactions as provided in LPC Note Two. At no time may LPC Note Two be converted into shares of our common stock if such conversion would result in LPC and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice. On November 23, 2015, as an inducement for the loan the

Company granted LPC 5,000,000 six year warrants, which includes a cashless exercise provision, to purchase 5,000,000 shares of our restricted common stock at an exercise price of $0.07 per share which was valued using a Black-Scholes model at a cost of $253,098. At November 23, 2015, LPC Note Two also included a BCF of $102,600 because the exercise price of LPC Note Two was set below the market price of our stock when the note was executed. Since the combined warrant discount and BCF exceeded the face value of the note less OID, the warrant discount for LPC Note Two was capped at $167,400, resulting in a total discount of $270,000. On December 16, 2016, prior to the scheduled redemption dates, LPC extended the maturities of each of its two notes from December 31, 2016 to December 31, 2017 in return for issuance by the Company of 7,000,000 six year warrants, with cashless exercise rights, to purchase 7,000,000 restricted shares of our common stock at an exercise price of $0.05 per share. The warrants were valued using a Black-Scholes model at a non-cash cost of $315,658, of which $143,481 was ascribed as an increase to the discount of LPC Note One and $172,177 was ascribed as an increase to the discount of LPC Note Two.

During the year ended December 31, 2017, LPC converted $300,000 principal and $3,060 accrued interest due on LPC Note Two into 6,105,843 shares valued at $405,361 based on market close prices on dates of issuance. The conversions resulted in a $98,963 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and has been recognized in the Statements of Operations as a Loss on Debt Modification, conversions, and settlement in Other Income (Expense). Concurrent with the conversions, $210,745 of the warrant discount was recorded as an amortization expense and $6,162 OID was recorded as interest expense. For the year ended December 31, 2017, excluding the conversion amortization adjustments, $13,693 of the remaining warrant discount was recorded as amortization expense and $400 of the remaining OID was recorded as interest expense.

At December 31, 2017, the recorded balance on LPC Note Two was $nil. At December 31, 2016, the recorded balance on LPC Note Two was $69,000. This included the remaining face value of $300,000, net of an unamortized discount of $224,438 and an unamortized OID of $6,562.

Short Term Debt - Related Party:

RP Note:

On July 31, 2016, the Company issued a $100,000 note (the “RP Note”) to a director of the Company for a loan. The RP Note had an original maturity date of January 27, 2017 and is classified as short term related party debt. The RP Note bears interest at 8% per annum due at maturity and may be prepaid in whole, or in part, at any time before each maturity date without prepayment penalty. As an inducement for the loan, the Company issued 340,000 restricted common shares to the lender at a non-cash cost of $15,504 valued at market close price on date of issue. At December 31, 2016, the balance due on the RP Note was $103,353 including $3,353 of accrued interest for the year ended December 31, 2016. On January 27, 2017, the lender extended the maturity of the RP Note to July 27, 2017 in return for 340,000 restricted common shares valued at $16,592 at market close price on date of issue. On September 25, 2017, the lender further extended the maturity of the RP Note to December 31, 2017 in return for 340,000 restricted common shares valued at $14,620 at market close price on date of issue.  On July 18, 2017, the Company issued a $100,000 note (the “RP Note Two) to such director of the Company for a loan. The RP Note Two had an original maturity date of December 31, 2017, and is classified as short term related party debt. The RP Note Two bears interest at 8% per annum due at maturity and may be prepaid in whole, or in part, at any time before the maturity date without prepayment penalty. As an inducement for the loan, the Company repriced the RP Noteholder’s warrants from $0.17 to $0.055. At December 31, 2017, the balance due on the RP Note was $0, in accordance with the debt modification.

SFC Note:

 On February 14, 2017, the Company issued a $100,000 note (the “SFC Note”) to a long term shareholder of the Company for a loan. The SFC Note has maturity date of August 14, 2017 and bears interest at 8% per annum due at maturity and may be prepaid in whole, or in part, at any time before each maturity date without prepayment penalty. As an inducement for the loan, the Company issued 340,000 restricted common shares to the lender at a non-cash cost of $23,800 valued at market close price on date of issue. At December 31, 2017, the balance due on the SFC Note was $0 in accordance with the debt conversion into Preferred Series B shares resulting in a loss of $139,751 and has been recognized in the Statements of Operations as a Loss on Debt Modification, conversions, and settlement in Other Income (Expense).

Convertible Long Term Notes Payable:

VDF Note:

On January 28, 2014, we entered into a patent settlement with VDF FutureCeuticals, Inc. (“VDF”) at which time a senior convertible note (the “VDF Note”) was issued to VDF, whereby we promised to pay VDF a principal amount equal to the sum of aggregate accrued and unpaid patent license fee payments plus accrued interest. The maturity of the VDF Note is December 31, 2018 unless accelerated pursuant to an event of default or the License Agreement is terminated and all accrued and unpaid obligations under the VDF Note have been paid. Due to its term the VDF Note is classified as long term debt. Interest on the note is 7% per annum, subject to an adjustment to 12% for events of default and we have the right, subject to certain limitations, to prepay principal at any time and from time to time. At any time VDF has the option to convert any principal outstanding on the VDF Note into shares of our common stock at a Conversion Price determined by the terms of the VDF Note, which is subject to adjustment based on our issuance of stock and other securities. During the year ended December 31, 2016, the Conversion Price of the Senior Convertible Note was adjusted from $0.3823 per share to $0.2157 per share per the terms of the Senior Convertible Note. The VDF Note provides that we may, at our option, roll-over to the VDF Note quarterly License fee payments and accrued interest and is secured through the Pledge and Security Agreement (“PSA”) and is senior to any other debt issued by the Company unless prior written consent of VDF is obtained to amend the ranking.

At December 31, 2016, the VDF Note had an outstanding balance $869,674. This included the principal due of $886,460, net of a discount of $16,786 resulting from the embedded derivative. During the year ended December 31, 2016, we rolled-over License fee payments totaling $375,000 and recorded accrued interest of $42,188 for a total addition to the VDF Note of $417,188.

On January 4, 2017, VDF and the Company executed an addendum to the VDF Note and the PSA in which VDF agreed it will: (i) remove its lien on the Company’s inventory and accounts receivable in the event that the Company executes any line of credit, inventory purchase order financing, or accounts receivable factoring agreements with third party lender(s); and (ii) promptly execute any inter-creditor agreement(s) provided to VDF by such third party lender(s) which affirm VDF’s permission for the creation of liens by the third party lender(s) which rank in priority above VDF’s existing lien. A copy of this agreement is attached to this Report as Exhibit 10.54.

On September 29, 2017, the Company and VDF signed an amendment to the Senior Convertible Note. Per the amendment the companies agreed that the total new outstanding balance was $916,457, and that VDF would immediately convert all of the debt into 13,092,242 common shares at a conversion price of $.07/share, resulting in 13,092,242 common shares being issued to VDF. The modification loss of $335,409 has been recognized in the Statements of Operations as a Loss on Debt Modification, conversions, and settlement in Other Income (Expense). At December 31, 2017, the VDF Note had an outstanding balance of $0.

NOTE 7 – Derivatives

In connection with the issuance of debt or equity instruments, the Company may sell options or warrants to purchase our common stock. In certain circumstances, the convertible debt, options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability. The Company’s derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option.

The Company no longer has any variable rate convertible debt outstanding at December 31, 2017.

On September 29, 2017, the derivative balance of $11,649 related to VDF Note was settled per Note amendment and subsequent conversion of VDF Note to equity. Per amendment, the Note was fully satisfied and canceled upon issuance of 13,092,242 common shares at $0.07 per share.

As discussed in Note 9, on October 24, 2017 in connection with the issuance of the Series A Preferred shares, the shareholders also received warrants to purchased Series A Preferred shares and Common Stock shares. The value of the Series A warrants and tainted Common Stock warrants are included in the table below.

The following table summarizes the derivative activity for the year ended December 31, 2016 and during the year ended December 31, 2017:

Description	Total
Fair Value of derivative liabilities at December 31, 2015	$11,806
Increase due to issuance of convertible debenture - VDF license fee rollover	7,416
Change in Fair Value	(7,573)
Fair Value of derivative liabilities at December 31, 2016	$11,649
Tainted common stock warrants	2,000,471
Series A and B warrants	9,302,701
Change in Fair Value	(2,286,460)
Derivative settlement	(11,649)
Fair Value of derivative liabilities at December 31, 2017	$9,016,712

Due to the indeterminate nature of the number of common shares issuable upon exercise and/or conversion of these warrants into common shares of the Company, the Warrants need to be accounted for as derivative instruments. These warrants taint the equity environment. Existing warrants were evaluated to determine if they are scoped out of derivative treatment. Since the Company had a number of existing warrants and options previously outstanding, based on the warrants issued in the October 24, 2017 financing, these warrants and options must be valued as derivative instruments because the equity environment is tainted, as of the quarterly period end date of December 31, 2017.

For the year ended December 31, 2017, the change in the fair market value of the derivative liability of $9,016,712 was recorded as Other Expense. For the year ended December 31, 2016 the change in the fair market value of the derivative liability of $(7,463) was recorded as Other Income.

The Black-Scholes model was used to value the warrants and the lattice methodology was used to value the derivative liabilities related to the convertible notes, with the following assumptions.

Assumptions:	December 31, 2017	December 31, 2016
Dividend yield	0.00%	0.00%
Risk-free rate for term	1.27-2.40%	0.85%
Volatility	72.6-102.2%	78%
Maturity dates	2 years	2 years
Stock Price	$0.0355	$0.0499

NOTE 8 – Related Party Transactions

During the years ended December 31, 2017 and December 31, 2016, related party transactions included:

Chief Executive Officer, Director

The previous President and Chief Operating Officer, Director, discussed below, assumed the role of Chief Executive Officer in October 2017. Amounts related to the assumption to this role for the year ended December 31, 2017 are as follows: (i) compensation of $35,000; (ii) automobile allowance of $1,300; and (iii) Black-Scholes non-cash expense amortization of $138,243 related to 67 Series B Preferred Stock options granted on October 24, 2017 for services, which vested immediately.

(Former) Chief Executive Officer, Director, Board Chair, Consultant

For the year ended December 31, 2017: (i) compensation of $73,125; (ii) office rent of $5,850; (iii) Black-Scholes non-cash expense amortization of $35,861 related to 1,063,782 options granted on March 6, 2017 which vested immediately; and (iv) accrued bonus of $97,825. On October 24, 2017, the former CEO was signed as a consultant to provide consulting services for the Company. Compensation for this service for the year ended December 31, 2017 consisted of: (i) compensation of $18,334; (ii) office rent of $1,800; (iii) automobile allowance of $1,200. For the year ended December 31, 2016: (i) compensation of $105,624; (ii) office rent of $15,600; (iii) issuance of 150,366 restricted common shares at a closing market price of $0.051 per share on date of issue, for deemed compensation of $7,669; (iv) issuance of 333,781 restricted common shares at a closing market price of $0.049 on date of issue for deemed compensation of $16,355; (v) issuance of 164,841 restricted common shares at a closing market price of $0.052483 per share on date of issue for deemed compensation of $8,651; (vi) issuance of 435,180 restricted common shares at a closing market price of $0.05802 per share on date of issue for deemed compensation of $25,249; (vii) issuance of 193,848 restricted common shares at a closing market price of $0.0561 per share on date of issue for deemed compensation of $10,875; and (viii) Black-Scholes non-cash expense amortization of $39,736 related to 19 Series B Preferred Stock options granted on October 24, 2017 for services, which vested immediately.

(Former) President and Chief Operating Officer, Director

For the year ended December 31, 2017: (i) compensation of $147,187; (ii) accrued bonus of $225,342; (iii) Black-Scholes non-cash expense amortization of $83,481 related to 2,476,377 options granted on March 6, 2017 which vested immediately; and (iv) Black-Scholes non-cash expense amortization of $24,222 related to 559,841 options granted on May 31, 2017 which vested immediately. For the year ended December 31, 2016: (i) compensation of $223,439; (ii) issuance of 318,081 restricted common shares at a closing market price of $0.051 per share on date of issue for deemed compensation of $16,222; (iii) issuance of 254,441 restricted common shares at a closing market price of $0.049 per share on date of issue for deemed compensation of $12,468; (iv) issuance of 348,702 restricted common shares at a closing market price of $0.052483 per share on date of issue for deemed compensation of $18,301; (v) issuance of 1,333,333 restricted common shares at a closing market price of $0.049 per share on date of issue for deemed compensation of $65,333; (vi) issuance of 906,634 restricted common shares at a closing market price of $0.05802 per share on date of issue for deemed compensation of $52,603; and (vii) issuance of 1,382,532 restricted common shares at a closing market price of $0.0561 per share on date of issue for deemed compensation of $77,560.

(Former) Chief Financial Officer, Secretary and Treasurer

For the year ended December 31, 2017: (i) compensation of $46,875; (ii) office rent of $2,250; and (iii) issuance of 653,842 restricted common shares at a non-cash cost of $0.056 per share, for aggregate deemed compensation of $36,615. For the year ended December 31, 2016: (i) compensation of $117,188 (ii) office rent of $9,000; (iii) issuance of 462,663 restricted common shares at a closing market price of $0.051 per share on date of issue for deemed compensation of $23,596; (iv) issuance of 507,202 restricted common shares at a closing market price of $0.052483 per share on date of issue for deemed compensation of $26,619; and (v) issuance of 426,040 restricted common shares at a closing market price of $0.0561 per share on date of issue for deemed compensation of $23,901.

Non-executive Director One

For the year ended December 31, 2017: (i) extension of the maturity of a prior loan of $100,000 to the Company in return for an inducement fee of 340,000 restricted common shares priced at a closing market of $0.0488 per share on date of issue for a deemed non-cash cost of $16,592; and (ii) issuance of short term loan of $100,000 to the Company in return for re-pricing of existing warrants from $0.170 to $0.055; and (iii) further extension of the maturity of a prior loan of $100,000 to the Company in return for an inducement fee of 340,000 restricted common shares priced at a closing market of $0.043 per share on date of issue for a deemed non-cash cost of $14,620. For the year ended December 31, 2016: nil transactions.

Non-executive Retiring Director One:

During the year ended December 31, 2017: Retiring Director One resigned from the Board at which time the Company: (i) re-priced 1,000,000 options Retiring Director One held from an exercise price of $0.17 per share to an exercise price of $0.05 per share. The Black-Scholes options pricing model cost of the transaction was $14,303; and (ii) issued to him 150,000 restricted common shares at a non-cash cost of $0.0722 per share for aggregate deemed compensation of $10,830.

Non-executive Director Two:

For the year ended December 31, 2017: issuance of 250,000 restricted common shares at a non-cash cost of $0.0484 per share for aggregate deemed compensation of $12,100 as an inducement to join the Board. For the year ended December 31, 2016: (i) purchase by a holding company wholly owned by Independent Director One of 1,875,000 units priced at $0.04 per unit for aggregate proceeds of $75,000 with each unit including one restricted common share and one five year warrant exercisable at $0.055 per share in Unit Offer One; (ii) purchase by Independent Director One of 500,000 units priced at $0.04 per unit for aggregate proceeds of $20,000 with each unit including one restricted common share and one five year warrant exercisable at $0.055 per share in Unit Offer Two; (iii) provision of a loan of $100,000 to the Company in return for an inducement fee of 340,000 restricted common shares priced at a closing market of $0.0456 per share on date of issue for a deemed cost of $15,504; and (iv) accrual of $3,353 interest on the loan at December 31, 2016.

Non-executive Retiring Director Two:

During the year ended December 31, 2017, Retiring Director Two resigned from the Board at which time the Company re-priced 750,000 options he held from an exercise price of $0.17 per share to an exercise price of $0.05 per share and issued him an additional 150,000 options with the same three year remaining maturity. The exercise price of the new options was set on date of grant and these options vested immediately. The combined Black-Scholes options pricing model cost of the transactions was $14,528.

Non-executive Director Three:

For the year ended December 31, 2017: (i) purchase of 909,091 restricted common shares at $0.055 per share for aggregate proceeds of $50,000; (ii) issuance of 250,000 restricted common shares at a non-cash cost of $0.0692 per share for aggregate deemed compensation of $17,300 as an inducement to join the Board. For the year ended December 31, 2016: (i) receipt by the Company of payment by Independent Director Two to the Company of $18,000 for a related party accounts receivable which was outstanding at December 31, 2015; and (ii) an arm’s length purchase by a company owned by Independent Director Two for $1,800 of raw material products, such order which was recorded as a related party accounts receivable at December 3, 2016.

Non-executive Director Four:

For the year ended December 31, 2016: issuance on October 4, 2016 of 150,000 restricted common shares valued at a cost of $8,850 which were issued as an inducement fee for joining the Company’s Board

Non-executive Director Five:

For the year ended December 31, 2016: as part of a group which executed license fee and securities purchase agreements with the Company on December 6, 2016, on December 23, 2016 Director Five purchased 2,500,000 restricted common shares at $0.024 per share for proceeds of $60,000. The appointment of Director Five to the Board fulfilled a clause of the same purchase agreement.

NOTE 9 – Equity

Overview:

Our authorized capital stock consists of 877,500,000 shares of common stock, with a par value of $0.001 per share; and 10,000 shares of preferred stock at a par value of 0.001, with no outstanding shares. The holders of common stock have dividend rights, liquidation rights and voting rights of one vote for each share of common stock. In October 2017, the Company created the Series A Preferred Stock series and the Series B Preferred Stock series. The Series A Preferred Stock series has 6,500 authorized shares and the Series B Preferred Stock series has 810 authorized shares.  There are 1554 Series A and 252 Series B preferred shares issued and outstanding. The terms of any future preferred shares issuances will be as determined by the Board of Directors. As of December 31, 2017, there were 226,116,621 shares of our common stock issued and outstanding.

2017 Share Transactions

On January 23, 2017, we issued 250,000 restricted common shares at $0.0484 per share to a new director at market close price on date of grant as an inducement fee for joining our Board for a deemed non-cash cost of $12,100. These shares were issued to one Accredited Investor (as that term is defined in Rule 501 of Regulation D under Securities Act of 1933, as amended (the “Securities Act”) Rule 506 of Regulation D, and in issuing these shares we relied on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On January 26, 2017, we issued 340,000 restricted common shares at $0.0488 per share to an Accredited Investor related party at market close price on date of grant as an inducement fee extension of the maturity of a promissory note for a deemed non-cash cost of $16,592. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On February 14, 2017, we remedially executed a private placement related to the Company’s previous Unit Offer #3 which raised $15,000 through the sale of 375,000 units. Each unit was priced at $0.04 per unit and comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares and embedded value of the warrants is based on the valuations done for Unit Offer #3. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act. The warrants were valued using a Black-Scholes model at a non-cash cost of $16,463. At September 30, 2017, none of these warrants had been exercised.

On February 14, 2017, we issued 340,000 restricted common shares to an Accredited Investor long term shareholder at $0.07 per share at market close price on date of grant as an inducement fee for a $100,000 promissory note for a deemed non-cash cost of $23,800. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

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

These shares were issued to an Accredited Investor with reliance on the exemptions from registration requirements provided in Securities Act Sections 3(a)(9) and 4(a)(2).

During February, 2017, we issued 1,500,000 restricted common shares to two prior unit offering subscribers for exercises of 1,500,000 warrants they held at the exercise price $0.055 per share for proceeds of $82,500. These subscribers are Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act), and in issuing these shares we relied on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On February 22, 2017, we issued 990,000 common shares at $0.04 per share for conversion by December 2015 Lender of the remaining $39,600 due on the December 2015 Note. The value of the shares was $61,578 based on a market close price on date of issuance. The conversion resulted in a $21,978 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. This conversion fully paid the note and no further payments are due. These shares were issued to one Accredited Investor with reliance on the exemptions from registration requirements provided in Securities Act Sections 3(a)(9) and 4(a)(2).

During February and March of 2017, as part of a stock offering, the Company issued 2,636,363 restricted common shares at $0.055 per share at market close price on dates of grant to various parties for cash of $145,000. These shares were issued to five US persons and companies, with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

During the year ended December 31, 2017 in six transactions, LPC converted $300,000 principal and $3,060 accrued interest due on LPC Note Two at a conversion price of $0.05 per share into 6,105,843 shares valued at $405,361 based on market close prices on dates of issuance. The conversions resulted in a $99,064 difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. These shares were issued to one Accredited Investor with reliance on the exemptions from registration requirements provided in Securities Act Sections 3(a)(9) and 4(a)(2). These conversions fully paid all amounts due on LPC Note Two and the note is extinguished.

On March 1, 2017, we issued 1,100,000 restricted common shares at $0.0548 per share at market close price on date of grant for consultant services rendered for a deemed cost of $60,280. These shares were issued to one Accredited Investor (as that term is defined in Rule 501 of Regulation D under the Securities Act) or a person qualified under the terms of Rule 506 of Regulation D, and in issuing these shares we relied on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On March 2, 2017, we issued 15,500 restricted common shares at $0.0518 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $803. These shares were issued to US persons with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On March 6, 2017, we issued 653,842 restricted common shares to a company wholly owned by our CFO at a price of $0.0559 on date of grant as compensation for a deemed cost of $36,615. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On March 7, 2017, we issued 50,000 restricted common shares at $0.0604 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $3,020. These shares were issued to US persons with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On April 3, 2017, we issued 11,000 restricted common shares at $0.0720 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $792. These shares were issued to US persons with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On April 11, 2017 we issued 50,000 restricted common shares at $0.0709 per share at market close price on date of grant to an employee for deemed compensation of $3,545. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On April 27, 2017, we issued 36,364 restricted common shares at $0.0550 per share to a professional athlete for endorsement services rendered. These shares were issued at market close price on issue date for deemed compensation of $2,000. These shares were issued to US persons with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On May 31, 2017, we issued 150,000 restricted common shares at $0.0722 per share market close price on date of grant to a Director for deemed compensation of $10,830. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

During March, April, May and June of 2017, as part of a stock offering, the Company issued 5,172,147 restricted common shares at $0.06 per share at market close price on dates of grant to various parties for cash of $284,468. These shares were issued to eleven US persons with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On June 8, 2017, we issued 250,000 restricted common shares at $0.0692 per share market close price on date of grant to a Director for deemed compensation of $17,300. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On July 6, 2017, we issued 25,000 restricted common shares at $0.060 per share market close price on date of grant to an employee for deemed compensation of $1,500. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On July 31, 2017, we issued 12,500,000 restricted common shares to two parties (collectively, “PCF”) as part of a previous equity agreement.  The shares were issued for $500,000 received and priced at $.04/share.  This was the second payment received under the same provisions of the PCF Agreements. These shares were issued to two Accredited Investors with reliance on the exemption from registration requirements provided in Securities Act Section 4(a)(2).

On July 31, 2017, the Company issued 4,000,000 restricted common shares at $0.055 per share in exchange for $220,000 received in second quarter as part of a private placement stock offering. These shares were issued to one non-U.S. Company (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On August 30, 2017, the Company issued 340,000 shares of restricted common stock for the extension of a short term loan maturity date.  These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On September 25, 2017, the Company issued 340,000 shares of restricted common stock to a Director of the Company for the extension of a short term loan maturity date.  These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act.

On September 29, 2017, the Company issued 13,092,242 common shares of restricted common stock at $0.07 per share as and for full satisfaction of VDF Note. These shares were issued to one U.S. Company with reliance on the exemptions from registration requirements provided in the Securities Act Sections 3(a)(9) and 4(a)(2).

On October 17, 2017, the Company issued 448,000 restricted common shares at $0.0413 per share in exchange for $18,502 to individuals and directors of the company for deemed compensation. These shares were issued to various US persons with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

On October 18, 2017, the Company issued 250,000 restricted common shares at $0.0485 per share in exchange for $12,125 to Pillar Marketing for services rendered. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act. These conversions fully paid all amounts due on LPC Note One and the note is extinguished.

Preferred Issuances

On October 24, 2017, the Company entered into and closed a Series A Preferred Stock Purchase Agreement with Kona Holdings I LLC and Kona Holdings II LLC (together, the “Series A Investors”); entered into and closed a Series B Preferred Stock Purchase Agreement with three accredited investors (together, the “Series B Investors”); issued certain warrants to the Series A Investors and to the Series B Investors; entered into a consulting letter agreement with The Roberts Group, LLC (an affiliate of its chairman Shaun Roberts); and entered into an employment letter agreement with its chief executive officer Kyle Redfield.

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

Under the Series B Preferred Stock Purchase Agreement, the Series B Investors invested $356,949 in exchange for 252.17 shares of newly-issued Series B Preferred Stock. (The Series B Investors paid this purchase price in the form of surrender of a $203,968 indebtedness owed to Company director Gonzalo Camet (a Series B Investor), surrender of a $102,981 indebtedness owed to a second Series B Investor, and $50,000 cash received from a third Series B Investor.) The conversions resulted in a difference between the cash redemption balance and the value of the shares redemption which was treated as a loss on conversion of $139,751 and has been recognized in the Statements of Operations as a Loss on Debt Modification, conversions, and settlement in Other Income (Expense). The price per share of Series B Preferred Stock was $1,415.51, which corresponds to $0.02831 per share of Common Stock on an as-if-converted basis.

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

Pursuant to the Certificates of Designation, the number of seats on the Company’s Board of Directors is established at nine: four seats designated as Common Director seats, four seats designated as Series A Director seats, and one seat designated as a Swing Director seat.  The Series A Preferred Stock has general voting power on an as-if-converted basis and has a special right to elect the four Series A Directors.  The Series B Preferred Stock has general voting power on an as-if-converted basis but has no right to vote for any set of Directors.  The Common Stock has a special right to elect the four Common Directors and the Swing Director; provided, that if the Series A Investors’ “Pre-Wired Warrants #1” (defined below) are exercised for at least $2,000,000, thereafter the Series A Preferred Stock shall have the special right to elect the Swing Director.  By virtue of the Series A Preferred Stock’s Certificate of Designation, incumbent Directors Shaun Roberts, Kyle Redfield, Gonzalo Camet and Richard Fischler were sorted into the four Common Director seats and incumbent Directors Mark Masten, Brad Paris and James S. Tonkin were sorted into three of the four Series A Director seats.

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

-

Warrants to purchase, for nominal consideration, Series A Preferred Stock providing the Series A Investors up to an additional 12.50% of the Company, determined on a sliding scale to the extent that the Company’s net sales in 2018 are less than $7,500,000.  The percentages would be calculated on a post-exercise basis assuming a pre-exercise pro forma shares count of 367,370,324 and would take into account, in the numerator, the 77,712,953 Common Stock equivalents represented by the Series A Investors’ initial Series A Preferred Stock.  (These warrants would not be exercisable if the Company’s net sales in 2018 are more than $7,500,000.)

-	Warrants to purchase 1,347.02 shares of Series A Preferred Stock during the last eight months of 2018, at an exercise price of $1,633.23 per share (the “Pre-Wired Warrants #1”).

-	Warrants to purchase 1,010.25 shares of Series A Preferred Stock during 2019, at an exercise price of $2,177.68 per share.

-

Warrants to purchase, for nominal consideration, Series A Preferred Stock maintaining the Series A Investors’ initial pro forma 21.15% of the Company, exercisable if, as, when and to the extent any Company Common Stock is ever in the future actually issued upon any Company stock options and warrants which were outstanding before October 24, 2017.  The percentages would be calculated on a post-exercise basis assuming a pre-exercise pro forma shares count of 367,370,324 and would take into account, in the numerator, the 77,712,953 Common Stock equivalents represented by the Series A Investors’ initial Series A Preferred Stock.

-

Warrants to purchase on or after May 30, 2018 (but only if the Company is not “dark” in 2018 or 2019 due to (a) the Company being enjoined from “going dark” or from electing to remain “dark” or (b) the Securities and Exchange Commission not allowing the Company to amend all its open Securities Act registration statements before December 31, 2017 in order to deregister all remaining unsold shares under such open Securities Act registration statements), for nominal consideration, a number of shares of Series A Preferred Stock representing (on an as-if-converted basis) 5% of the number of shares of Company Common Stock which (as of the time the warrant is exercised) are then outstanding (on a fully diluted basis).  [See below for explanation of the terms “going dark” and remaining “dark.”]

Warrants to purchase Series A Preferred Stock, at an aggregate exercise price equal to the dollar amount of any settlements ever paid for breach of contract claims arising from the Company “going dark” or electing to remain “dark” and at an exercise price per share of $1,388.24.

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

The Company and the Series A Investors and (in their individual capacities) Company directors Shaun Roberts, Kyle Redfield and Gonzalo Camet also entered into a Stockholders Agreement dated October 24, 2017, pursuant to which the individuals subjected their Company shares to a right of first refusal in favor the Series A Investors and to a drag-along right.  In addition, the individuals agreed to, if the Series A Investors’ Pre-Wired Warrants #1 were exercised for at least $2,000,000, thereafter vote their Company stock, on all matters other than Director elections, as directed by the Series A Investors.  Also, the Series A Investors and the individuals agreed not to vote any of their Company stock for any person as the Swing Director except a person who has substantial beverage industry experience and connections, is not affiliated with the Series A Investors, is not otherwise affiliated with the Company or any of its officers or directors, is (and continues to be) recommended by a majority of the current Directors, is reasonably acceptable to the Series A Investors and is reasonably acceptable to a majority in interest of the three individuals (provided, that if the Series A Investors’ Pre-Wired Warrants #1 were exercised for at least $2,000,000, thereafter it would be permissible for the Swing Director to be a person affiliated with the Series A Investors so long as such person meets such other qualifications).

The Series A Investors are affiliates of Venice Brands, LLC.

Pursuant to the Series B Preferred Stock Purchase Agreement, the Series B Investors also collectively received:

-	Warrants to purchase 218.55 shares of Series B Preferred Stock during the last eight months of 2018, at an exercise price of $1,633.26 per share.

-

Warrants to purchase 163.92 shares of Series B Preferred Stock during 2019, at an exercise price of $2,177.58 per share.  These warrants were exercisable only if the Series B Investors’ 218.55 Series B Preferred Stock warrants for 2018 were fully exercised and the Series A Investors’ Pre-Wired Warrants #1 were also fully exercised.

During the year ended December 31, 2017, we raised $1,248,968 through a private placement stock offering in exchange for 26,219,874 restricted common shares at $0.055 per share. These shares were issued to sixteen Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act) or persons qualified under the terms of Rule 506 of Regulation D, and in issuing these shares we relied on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act. We raised an additional $500,000 through the issuance of 12,500,000 common shares at $0.04 per share through exercised warrants.

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

On January 1, 2016 we issued 600 restricted common shares at $0.0614 per share at market close price on date of grant to an employee for deemed compensation of $37. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On January 8, 2016, we issued 651,269 restricted common shares at $0.05 per share at market close price on date of grant for deemed compensation of $32,563 to a service provider as final payment for services rendered. These shares were issued to one US person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act), and in issuing these shares to this person we relied on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On January 11, 2016 we issued 5,000 restricted common shares at $0.064 per share to an employee at market close price on date of grant for deemed compensation of $320. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

In February 2016, we executed a private placement unit offering which raised $171,000 through the sale of 4,275,000 units. Unit offer #1 terminated on March 29, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $227,160 and the embedded value of the warrants based on a Black-Scholes option pricing model was $182,910. These shares were issued to four US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On February 23, 2016 we issued 5,000 restricted common shares at $0.0502 per share at market close price on date of grant to an employee for deemed compensation of $251. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On March 4, 2016, we issued 3,500 restricted common shares at $0.0559 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $196. These shares were issued to US persons with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

For the three month period ended March 31, 2016, we issued to LPC: (a) 45,143 restricted common shares at $0.07 per share for a deemed cost of $3,160 for interest accrued on LPC Note One for the period from January 1, 2016 to March 31, 2016; and (b) 75,840 restricted common shares at $0.05 per share for a deemed cost of $3,792 for interest accrued on LPC Note Two for the period from January 1, 2016 to March 31, 2016. These shares were issued at market close price on date of grant to one US company, which is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act), and in issuing these shares to this person we relied on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On March 31, 2016 we issued 150,366 restricted common shares at $0.051 per share at market close price on date of grant to our CEO for deemed compensation totaling $7,669. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On March 31, 2016 we issued 318,081 restricted common shares at $0.051 per share at market close price on date of grant to our President & COO for deemed compensation totaling $16,222. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On March 31, 2016 we issued 462,663 restricted common shares at $0.051 per share at market close price on date of grant to a company wholly owned by our CFO for deemed compensation totaling $23,596. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act.

On March 31, 2016 we issued 600 restricted common shares at $0.054 per share at market close price on date of grant to an employee for deemed compensation of $30. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

From April to May 2016, we executed a private placement unit offering which raised $394,000 through the sale of 9,850,000 units. Unit Offer #2 terminated on May 31, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $532,443 and the embedded value of these warrants based on a Black-Scholes option pricing model was $426,730. These shares were issued to nine US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On May 20, 2016 we issued 10,000 restricted common shares at $0.054 per share at market close price on date of grant to an employee for deemed compensation of $540. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On May 20, 2016 we issued 5,000 restricted common shares at $0.054 per share at market close price on date of grant to an employee for deemed compensation of $270. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On May 20, 2016, we issued 68,000 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $3,672. These shares were issued to US persons with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On May 20, 2016, we issued 8,500 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $459. These shares were issued to US persons with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On May 20, 2016, we issued 7,000 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $378. These shares were issued to US persons with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On May 20, 2016, we issued 8,500 restricted common shares at $0.054 per share at market close price on date of grant to a professional athlete for endorsement services for deemed compensation of $459. These shares were issued to US persons with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On June 6, 2016, we issued 5,000 restricted common shares at $0.0518 per share at market close price on date of grant to a health care professional for endorsement services for deemed compensation of $259. These shares were issued to US persons with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On June 8, 2016 we issued 333,781 restricted common shares at $0.049 per share at market close price on date of grant as compensation to our CEO for deemed compensation totaling $16,355. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On June 8, 2016 we issued 254,441 restricted common shares at $0.049 per share at market close price on date of grant as compensation to our President & COO for deemed compensation totaling $12,468. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

For the period ended June 30, 2016 we issued 164,841 restricted common shares at $0.052483 per share at market close price on date of grant to our CEO for deemed compensation totaling $8,651. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

For the period ended June 30, 2016 we issued 348,702 restricted common shares at $0.052483 per share at market close price on date of grant to our President & COO for deemed compensation totaling $18,301. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

For the period ended June 30, 2016 we issued 507,202 restricted common shares at $0.052483 per share at market close price on date of grant to a company wholly owned by our CFO for deemed compensation totaling $26,619. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act.

On June 30, 2016 we issued 1,200 restricted common shares at $0.0497 per share at market close price on date of grant to an employee for deemed compensation of $60. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On June 30, 2016, we issued 17,000 restricted common shares at $0.0497 per share at market close price on date of grant to a professional athlete for endorsement services rendered for deemed compensation of $845. These shares were issued to US persons with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On June 30, 2016, we issued 1,500,000 restricted common shares at $0.0497 per share at market close price on date of grant for consultant services rendered for a deemed cost of $74,550. These shares were issued to three US persons with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

For the three months ended June 30, 2016, we issued to LPC: (a) 45,143 restricted shares at $0.0497 per share for a deemed cost of $2,244 for interest accrued on LPC Note One for the period from April 1, 2016 to June 30, 2016; and (b) 75,840 restricted shares at $0.0497 per share for a deemed cost of $3,769 for interest accrued on LPC Note Two for the period from April 1, 2016 to June 30, 2016. These shares were issued at market close price on date of grant to one US company, which is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act), and in issuing these shares to this person we relied on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On July 13, 2016, we issued 294,737 restricted common shares at $0.0475 per share at market close price on date of grant for consultant services rendered for a deemed cost of $14,000. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

From July to September 2016, we executed a private placement offering which raised $101,000 through the sale of 2,525,000 units. Unit Offer #3 terminated on September 30, 2016 and was priced at $0.04 per unit with each unit being comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares based on closing market prices on dates of sale was $168,525 and the embedded value of the warrants based on a Black-Scholes option pricing model was $132,571. These shares were issued to eight persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On August 1, 2016, the Company received a loan of $100,000 from a director of the Company and issued 340,000 restricted common shares as an inducement fee at market close price of $0.0456 on date of issue for a deemed cost of $15,504. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act.

On August 8, 2016, we issued 20,000 restricted common shares at $0.0475 per share market close price on date of grant to an employee for deemed compensation of $950. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On August 8, 2016, we issued 50,000 restricted common shares at $0.0475 per share market close price on date of grant to an employee for deemed compensation of $2,375. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On August 15, 2016, we issued 1,333,333 restricted common shares at $0.049 per share at market close price on date of grant to our President & COO for deemed compensation totaling $65,333. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On August 24, 2016, we issued 42,500 restricted common shares at $0.0639 per share market close price on date of grant to an employee for deemed compensation of $2,716. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On August 24, 2016, we issued 25,000 restricted common shares at $0.0639 per share market close price on date of grant to an employee for deemed compensation of $1,598. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On August 30, 2016, the Company redeemed the balance due of $59,000 on the September 2015 Note One through issuance of 1,475,000 shares valued at $95,875 based on a market close price of $0.065 per share on date of issuance. This included a loss on conversion of $36,875 based on the difference between the value of the shares issued at market close price on date of issue and the agreed conversion price of $0.04 per share. These shares were issued to one US company, which is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act), and in issuing these shares to this person we relied on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On September 6, 2016, we issued 10,000 restricted common shares at $0.0599 per share market close price on date of grant to an employee for deemed compensation of $599. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On September 8, 2016, we issued 25,000 restricted common shares at $0.06 per share market close price on date of grant to an employee for deemed compensation of $1,500. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On September 9, 2016, we issued 10,000 restricted common shares at $0.0581 per share market close price on date of grant to an employee for deemed compensation of $581. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On September 23, 2016, a note holder provided an extension of the maturity of the note held in return for the note being amended to provide for conversion into shares at $0.04 per share. This amendment created a beneficial conversion feature which was valued at a cost of $37,669, such amount which was recorded as an increase to Additional Paid in Capital.

On September 27, 2016 we issued 435,180 restricted common shares at $0.05802 per share at market close price on date of grant as compensation to our CEO for deemed compensation totaling $25,249. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On September 27, 2016 we issued 906,634 restricted common shares at $0.05802 per share at market close price on date of grant to our President & COO for deemed compensation totaling $52,603. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On September 29, 2016, we issued 129,244 restricted common shares at $0.058 per share market close price on date of grant to a predecessor investor for deemed cost of $7,496 to revise the shares owed to him from our reverse merger share exchange in 2014. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act. A value for capital stock of $129 was recorded and the balance of $7,367 for the cost of the shares was offset to additional paid in capital.

On September 30, 2016, we issued to LPC: (a) 45,629 restricted shares at $0.0561 per share for a deemed cost of $2,560 for interest accrued on LPC Note One for the period from July 1, 2016 to September 30, 2016; and (b) 76,660 restricted shares at $0.0561 per share for a deemed cost of $4,301 for interest accrued on LPC Note Two for the period from July 1, 2016 to September 30, 2016. These shares were issued at market close price on date of grant to one US company, which is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act), and in issuing these shares to this person we relied on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On September 30, 2016, we issued 193,848 restricted common shares at $0.0561 per share at market close price on date of grant to our CEO for deemed compensation totaling $10,875. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On September 30, 2016, we issued 1,382,532 restricted common shares at $0.0561 per share at market close price on date of grant to our President & COO for deemed compensation totaling $77,560. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On September 30, 2016, we issued 426,040 restricted common shares at $0.0561 per share at market close price on date of grant to a company wholly owned by our CFO for deemed compensation totaling $23,901. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act.

From July 1 to September 30, 2016, we raised $120,000 through a private placement stock offering of 3,000,000 restricted common shares at $0.04 per share. These shares were issued to six US persons who are accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On October 4, 2016, we issued 150,000 restricted common shares at $0.059 per share at market close price on date of grant to a newly appointed director as an inducement for joining our Board for a deemed cost of $8,850. These shares were issued to one US person with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On October 28, 2016, we issued 1,000,000 restricted common shares at $0.0525 per share at market close price on date of grant for consultant services rendered for a deemed cost of $52,500. These shares were issued to three US persons with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

On November 23, 2016, we issued 500,000 common shares at $0.04 per share for conversion by September 2015 Note Two Purchaser of $20,000 of debt. These shares were issued to one US person with reliance on the exemptions from registration requirements provided in the Securities Act, Section 4(1) and Rule 144. Because these shares were issued at below the closing market price of $0.0537 on date of issue, the conversion resulted in a loss of $6,850 which was recorded as additional interest expense.

On November 30, 2016, we issued 1,000,000 restricted common shares at $0.0529 per share at market close price on date of grant for consultant services rendered for a deemed cost of $52,900. These shares were issued to three US persons with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

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

For the year ended December 31, 2016, we issued to LPC: (a) 45,629 restricted shares at $0.0451 per share for a deemed cost of $2,058 for interest accrued on LPC Note One for the period from October 1, 2016 to December 31, 2016; and (b) 76,660 restricted shares at $0.0451 per share for a deemed cost of $3,457 for interest accrued on LPC Note Two for the period from October 1, 2016 to December 31, 2016. These shares were issued at market close price on date of grant to one US company, which is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act), and in issuing these shares to this person we relied on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

PCF Holdings Investment:

On December 6, 2016, the Company entered into a securities purchase agreement (the “Securities Agreement”) with PCF Holdings Group, LLC. (“PCF”) under which PCF committed to invest, or cause to be invested, $940,000 in three tranches of (i) $300,000, (ii) $500,000 and (iii) $140,000, respectively for the purchase of Stock Units. Under the Securities Agreement, PCF (or its designee) will purchase from the Company up to 28.5 million stock units (each a “Stock Unit” and in the plural, the “Stock Units”), to be paid in three tranches. The series of warrants for each tranche each have the same three exercise prices, include cashless exercise rights, and have the same three expiry terms. The first tranche was priced at $0.024 per Stock Unit and the second and third tranches are priced at $0.04 per Stock Unit. Each Stock Unit consists of one share of restricted common stock of the Company (each a “Share”) and three separate warrant classes (each a “Warrant” and the shares underlying the Warrants being the “Warrant Shares” or, in the singular a “Warrant Share”) respectively have (i) an exercise price of $0.055 per share for a term of five years, (ii) an exercise price of $0.20 per shares for a term of three years and (iii) an exercise price of $0.25 per share for a term of 18 months. The fair market value of the shares based on closing market price on date of sale was $625,000 and the embedded value of the warrants based on a Black-Scholes option pricing model was $1,410,059. These shares were issued to three accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act) or qualified under the terms Rule 506 Regulation D, and in issuing these shares we relied on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act. For the second and third tranches, each Stock Unit shall be priced at $0.04 per Stock Unit and shall consist of one Share and three separate warrant classes (each a “Warrant” and the shares underlying the Warrants being the “Warrant Shares”, or in the singular a “Warrant Share”) that shall respectively have (i) an exercise price of $0.055 per share for a term of five years, (ii) an exercise price of $0.20 per share for a term of three years and (iii) an exercise price of $0.25 per share for a term of 18 months. At the initial Tranche Closing, PCF purchased 12,500,000 Stock Units for a purchase price of $300,000 in cash (the “Initial Tranche”) and paid the related Supply Agreement license fee of $200,000. Subject to the continued accuracy and validity of the representations and warranties of the Company to PCF, the satisfaction by the Company of all its covenants set forth in the Securities Agreement and other considerations, then not later than 120 days from the Initial Tranche Closing (the “Second Tranche Closing”), Purchaser shall purchase 12,500,000 Stock Units (the “Second Tranche) for a purchase price of $500,000; and then not later than 120 days from the Second Tranche Closing (the “Third Tranche Closing”), Purchaser shall purchase 3,500,000 Stock Units (the “Third Tranche) for a purchase price of $140,000. The Securities Agreement includes a Beneficial Ownership Limitation and at no time may PCF exercise warrants or purchase shares if such exercises or purchases would result in PFC and its affiliates owning an aggregate of shares of our common stock in excess of 17.5% of the then outstanding shares of our common stock. PCF and its affiliates may sell or transfer Units, Shares or Warrants that exceed, or might cause PCF to exceed, the Beneficial Ownership Limitation in order for PCF to comply with the Beneficial Ownership Limitation. PCF may at any time request one registration under the Securities Act, of all or part of its Shares (including any Warrant Shares issuable upon exercise of any Warrants) (a “Demand Registration”), however the Company will not be obligated to effect any Demand Registration within nine months from the Initial Tranche Closing, or when Purchaser has the ability to freely sell the securities proposed to be registered under Rule 144, without being subject to any volume or manner of sale restrictions thereunder.

On December 8, 2016, we issued 170,000 restricted common shares at $0.048 per share market close price on date of grant to seven employees for deemed compensation of $8,160. These shares were issued to seven US persons with reliance on the exemptions from registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act.

Warrants:

2017 Warrant Transactions -

On February 14, 2017, we remedially executed a private placement related to Unit Offer #3 which raised $15,000 through the sale of 375,000 units. Each unit was priced at $0.04 per unit and comprised of one restricted common share price plus one five year warrant exercisable to purchase one restricted common share at $0.055 per share. The fair market value of the shares and embedded value of the warrants is based on the valuations done for Unit Offer #3. These shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act) in offshore transactions in which we relied on the exemptions from registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act. The warrants were valued using a Black-Scholes model at a non-cash cost of $16,463. At December 31, 2017, none of these warrants had been exercised.

During February, 2017, we issued 1,500,000 restricted common shares to two prior unit offering subscribers for exercises of 1,500,000 warrants they held at the exercise price of $0.055 per share for proceeds of $82,500. These subscribers are Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act) or qualified under the terms Rule 506 of Regulation D, and in issuing these shares we relied on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

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

On October 24, 2017, the Company terminated its Securities Purchase Agreement dated December 6, 2016 with PCF Holdings Group, LLC due to the counterparty’s failure to complete its purchase of a third $140,000 tranche of newly-issued Company Stock Units (i.e., Common Stock and warrants). Contingency warrants based on going dark and related settlements were assumed not to occur.

See Preferred Issuances section of Note 9 for addition 2017 warrant transactions related to the preferred issuances.

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

The fair valuations for warrants were done on date of grant using a Black Scholes option pricing model with the following assumptions:

Warrant issuances	Risk free rate*	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price
October 24, 2017	1.27-2.42%	0.0%	2.0 years	72.6% to 102.2%	1.0 –6.0 years	$0.05-$2,177	$0.0412
December 16, 2016	2.24%	0.0%	2.0 years	106%	6.0 years	$0.050	$0.0451
December 6, 2016 #1	1.83%	0.0%	2.0 years	106%	5.0 years	$0.055	$0.05
December 6, 2016 #2	1.40%	0.0%	2.0 years	106%	3.0 years	$0.020	$0.05
December 6, 2016 #3	0.96%	0.0%	2.0 years	106%	1.5 years	$0.025	$0.05
Unit Offer #3	1.16% to 1.22%	0.0%	2.0 years	108% to 108%	5.0 years	$0.055	$0.0561 to $0.0639
Unit Offer #2	1.22% to 1.38%	0.0%	2.0 years	113% to 114%	5.0 years	$0.055	$0.0489 to $0.060
Unit Offer #1	1.11% to 1.33%	0.0%	2.0 years	115% to 116%	5.0 years	$0.055	$0.0504 to $0.0559

*(based on US Treasury Constant Maturities matching estimated life)

The following table summarizes the Company’s Common Stock warrant activity for the years ended December 31, 2017 and December 31, 2016:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)*	Intrinsic Value**
Outstanding at December 31, 2015	17,659,848	$0.090	4.39	Nil
March 29, 2016 - Unit Offer #1	4,275,000	0.055	4.12	Nil
May 31, 2016 - Unit Offer #2	9,850,000	0.055	4.37	Nil
September 30, 2016 - Unit Offer #3	2,525,000	0.055	4.70	Nil
December 6, 2016 - PCF warrant #1	12,500,000	0.055	4.93	Nil
December 6, 2016 - PCF warrant #2	12,500,000	0.055	2.93	Nil
December 6, 2016 - PCF warrant #3	12,500,000	0.055	1.43	Nil
December 16, 2016 - Note maturity extension	7,000,000	0.050	5.96	Nil
Outstanding at December 31, 2016	78,809,848	$0.150	3.77	Nil
February 14, 2017 – Unit Offer #3	375,000	0.055	4.45	Nil
December 6, 2016 - PCF warrant #3	(1,500,000)	0.055	-	-
October 24, 2017 – Common stock warrants	18,099,061	0.070	1.92	Nil
Outstanding at December 31, 2017	95,783,909	$0.140	3.60	Nil

* (remaining term as of December 31, 2017)

**(intrinsic value based on the closing share price of $0.04 on December 31, 2017)

The following table summarizes the Company’s Preferred Stock warrant activity for the years ended December 31, 2017 and December 31, 2016:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)*	Intrinsic Value**
Outstanding at December 31, 2016	-	$-	-	$ Nil
October 24, 2017 – Series A warrants	2,358	1,866.000	1.50	Nil
October 24, 2017 – Series B warrants	19,123,882	1.040	1.43	Nil
Outstanding at December 31, 2017	19,126,241	$1.27	1.44	$ Nil

* (remaining term as of December 31, 2017)

**(intrinsic value based on the closing share price of $0.04 on December 31, 2017)

Options:

On December 12, 2013, the Company adopted an incentive stock option plan (the “Stock Option Plan”). The Stock Option Plan allows for the issuance of up to 11,000,000 options to acquire 11,000,000 restricted shares of the Company’s common stock, with a maximum exercise period of ten years, to be granted to eligible employees, officers, directors, and consultants. As of December 31, 2016 6,750,000 options had been granted under the Stock Option Plan to directors and officers of the Company. The expensing and amortization of all options grants have been credited to Additional Paid-In Capital.

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

On October 24, 2017, the Company’s Board of Directors adopted a 2017 Equity Incentive Plan covering 36,737,032 shares of Common Stock and a 2017 Series B Equity Incentive Plan covering 88 shares of Series B Preferred Stock.  Each Plan authorizes incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, etc.

The fair valuations for outstanding options were done on date of grant using a Black Scholes option pricing model with the following assumptions:

Option	Risk free rate*	Dividend yield	Volatility period	Volatility rate	Estimated life	Exercise Price	Grant Date Stock price
October 24, 2017 Options	2.03%	0.0%	2 years	82%	3 years	$1,415	$2,060
March 6, 2017 Options	1.31%	0.0%	2 years	96%	3 years	$0.06	$0.06
January 20, 2017 Options	1.19%	0.0%	2 years	104%	1.5 years	$0.05	$0.05
December 19, 2014 Options	0.85%	0.0%	2.5 years	205%	2.5 years	$0.17	$0.17

A summary of changes in outstanding stock options for the years ended December 31, 2017 and December 31, 2016 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Intrinsic Value**
Outstanding at December 31, 2015	7,000,000	$0.19	2.97	$-
Expiry of options	(250,000)	0.70	-	-
Outstanding at December 31, 2016	6,750,000	$0.17	2.72	$-
January 20, 2017 grant	900,000	0.05	0.52	-
March 6, 2017 grants	3,540,159	0.06	2.18	-
Outstanding at December 31, 2017	11,190,159	$0.12	2.57	$-

* (remaining term as of December 31, 2017)

**(intrinsic value based on the closing share price of $0.04 on December 31, 2017)

A summary of changes in outstanding preferred stock options for the years ended December 31, 2017 and December 31, 2016 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Intrinsic Value**
Outstanding at December 31, 2016	-	$-	-	$-
October 24, 2017 grants	86	1,415.00	4.98	-
Outstanding at December 31, 2017	86	$1,415.00	4.98	$-

* (remaining term as of December 31, 2017)

**(intrinsic value based on the closing share price of $0.04 on December 31, 2017)

The following table summarizes information about the common stock options outstanding at December 31, 2017:

	Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*
$0.17	6,750,000	$0.17	$nil	2.97	6,750,000	$0.17	$nil	2.97
$0.05	900,000	$0.05	$nil	0.52	900,000	$0.04	$nil	0.52
$0.06	3,540,159	$0.06	$nil	2.18	3,540,159	$0.0559	$nil	2.18
Totals	11,940,159	$0.12	$nil	2.57	11,940,159	$0.12	$nil	2.57

* (remaining term as of December 31, 2017)

**(intrinsic value based on the closing share price of $0.04 on December 31, 2017)

The following table summarizes information about the preferred stock options outstanding at December 31, 2017:

	Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value**	Weighted Average Remaining Contractual Life (years)*
$2,060	86	$1,415	$nil	4.98	86	$1,415	$nil	4.98

* (remaining term as of December 31, 2017)

**(intrinsic value based on the closing share price of $0.04 on December 31, 2017)

NOTE 10 – Commitments and Contingencies

Litigation

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company’s business activities. As of the date of these financial statements, we know of no threatened or pending lawsuits, claims or other similar contingencies.

Lease

Our principal office and warehouse was located at 1101 Via Callejon #200, San Clemente, California 92673-4230. During the years ended December 31, 2017 and December 31, 2016 we shared our warehouse premises with a sublessee whose occupancy ended on April 7, 2017, at which time we assumed all lease payments. We also utilize offices provided by our CEO. The current distribution facility lease has a term of June 1, 2016 to May 31, 2018 and presently requires total lease payments of $10,466 per month. On February 25, 2016, the Company extended the lease for an additional 24 month term and committed to total lease payments of $10,466 for June 1, 2016 to May 31, 2017 and $10,793 for June 1, 2017 to May 31, 2018. The Company's portion of payments under the extended term arrangements comprise $8,066 for June 1, 2016 to April 30, 2017 and will, in the absence of a new sub-lease, be $10,793 for June 1, 2017 to May 31, 2018.

Total remaining commitments due under the lease include:

Year	Amount
2018	$53,965
2019 and thereafter	$Nil

VDF Agreements

On January 28, 2014 we entered into a coffee fruit patent license, Coffeeberry® trademark license and raw materials supply agreement with VDF FutureCeuticals, Inc. (“VDF”). This arrangement was structured on a series of agreements to settle claims asserted by and against the parties with respect to an action filed by VDF against our predecessor company Sandwich Isles Trading Co., Inc. (“SITC”); and resolve a petition for cancellation of certain trademark registrations filed by SITC. A summary of each agreement is as follows:

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

The License Agreement requires us to make quarterly payments, which may be a base amount (an “Alternative Minimum Payment”, or “AMP”), or be grossed up to a higher amount subject to our use of rights under the License. We may rollover AMPs to the VDF senior convertible note (the “VDF Note”).

The amount and schedule for the remaining AMPs is as follows:

Three Month Period Ended	Due Date	Amount
March 31, 2018	May 15, 2018	$100,000
June 30, 2018	August 14, 2018	$125,000
September 30, 2018	November 14, 2018	$125,000
December 31, 2018	February 14, 2019	$125,000
March 31, 2019	May 15, 2019	$125,000
Each quarter end thereafter	45 days after each quarter end	$150,000

VDF and we entered into a non-binding LOI on August 22, 2017 to renegotiate the terms of the Supply Agreement, with the understanding that all “Alternative Minimum Payments” would cease as of December 31, 2016.  This is meant to follow the signing of the VDF Note Amendment on September 29, 2017.

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

The conversions resulted in a difference between the cash redemption balance and the value of the shares redemption which was treated as a conversion loss and recorded as an additional non-cash interest expense. The loss on conversion has been recognized in the Statements of Operations as a Loss on Debt Modification in Other Income (Expense). The Note is now relieved.

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

NOTE 11 – Income Taxes

The Company is subject to federal income taxes in the United States. The Company has had not net yet had net income on which to pay income taxes and therefore has not yet paid any income taxes, nor are there any income taxes owing. Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carry-forward	(35% )
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ended	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2010	$(2,163,191)	2030	$(757,117)	$757,117	$—
2011	$(2,707,508)	2031	$(947,628)	$947,628	$—
2012	$(2,895,416)	2032	$(1,013,396)	$1,013,396	$—
2013	$(3,912,278)	2033	$(1,369,297)	$1,369,297	$—
2014	$(2,557,259)	2034	$(895,040)	$895,040	$—
2015	$(2,397,312)	2035	$(839,059)	$839,059	$—
2016	$(2,022,201)	2036	$(707,770)	$707,770	$—
2017	$(3,148,077)	2037	$(1,101,827)	$1,101,827	$—
	$(21,803,242)		$(7,631,134)	$7,631,134	$—

The total valuation allowance for the year ended December 31, 2017 is $7,631,134 which increased by $1,101,827 for the year ended December 31, 2017.

As of December 31, 2017 and December 31, 2016, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2017 and December 31, 2016 and no interest or penalties have been accrued as of December 31, 2017 and December 31, 2016. As of December 31, 2017 and December 31, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2011 and forward remain open to examination by federal and state authorities due to net operating loss and credit carry-forwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 12 – Concentration Risks

Our revenue is derived from sales of our beverage products, nutritional products and ingredient raw materials. Our beverage sales made up approximately 88% and 84% respectively of total sales during the years ended December 31, 2017 and December 31, 2016. For the year ended December 31, 2017, the concentration of our beverage sales comprised sales to three major retail chain store customers totaling 41%. For the year ended December 31, 2016 the concentration of our beverage sales comprised sales to three major retail customers totaling 43%. Although the market for our products is elastic and current purchasers of our products are replaceable, our concentration of sales creates risk to future revenues. As of December 31, 2017 and December 31, 2016 our purchases from suppliers comprised a concentration of 55% from three suppliers and 79% from three suppliers, respectively. Although we have a selection of suppliers available to produce our products, our concentration of purchases creates risk to future revenues. As of December 31, 2017 and December 31, 2016, our accounts receivable had a concentration of 51% among four customers and 67% among five customers, respectively. The concentration of our accounts receivable creates a potential risk to future working capital in the event that we were not able to collect all, or a majority, of outstanding accounts receivable balances.

NOTE 13 – Subsequent Events

On March 21, 2018, the Company entered into a Commercial Loan Agreement with Circleup Credit Advisors, LLC (“Circleup”). The credit facility allows for a loan of $250,000 to be advanced to the Company, based on a pool of eligible accounts receivable of the Company. The Company customers on which the loan is based must remit all future payments directly to Circleup until the principal, interest, and fees balance has been fully satisfied. Under the agreement, Circleup may agree to lend additional amounts, assuming the Company provides an eligible accounts receivable customer account to supply the repayments to Circleup. Interest will be charged at the rate of 5% per annum. A one time loan fixed fee equal to 1% of the principal was applied to the outstanding balance due but will not be subject to interest.

On March 15, 2018, the Company entered into an equipment financing agreement with Ascentium Equipment Financing, to acquire new manufacturing equipment for its warehouse. The amount financed of $58,150, is collateralized by the equipment that was purchased. The loan will be paid over a term of 48 months in monthly installments of $1,399.

On March 16, 2018, the Company issued 250,000 restricted common shares at $0.032 per share at market close price on date of grant to Michael Hartman, for a deemed compensation total of $8,000. These shares were issued with reliance on the exemptions from registration requirements provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

The Company sold and issued 626 shares of Series A Preferred Stock to Kona Holdings II LLC on April 12, 2018, at $1,038 per share for $650,000.

On May 9, 2018, the Company entered into an equipment financing agreement with Regents Capital Corporation, to acquire new manufacturing equipment for its warehouse. The amount financed of $142,402, is collateralized by the two pieces of equipment. The loan will be paid over a term of 36 months in monthly installments of $4,894.

On June 19, 2018, the Company issued 241 shares of Series A Preferred Stock to Kona Holdings II LLC, at $1,038 per share, for $250,000 in cash and issued 12 shares of Series A Preferred Stock to Kona Holdings I LLC in lieu of $12,500 of fees owed.

On June 21, 2018, the Company issued 265 shares of Series B Preferred Stock to Alfonso Buesa, for $275,000.

On July 18, 2018, the Company issued 241 shares of Series A Preferred Stock to Kona Holdings I LLC, at a price of $1,038 per share, for $250,000 and issued 48 shares of Series A Preferred Stock to Kona Holdings II LLC, at $1,038 per share, for $50,000.

On each of July 15, 2018, October 15, 2018 and January 15, 2019, the Company issued 18 shares of Series A Preferred Stock to Venice Brands, LLC (for the account of Kona Holdings II LLC) for financial consulting fees owed.

On October 8, 2018, the Company issued a $250,000 Secured Promissory Note to Gonzalo Camet for $250,000. The Note called for principal payments to be made by the Company in twelve equal monthly installments from the date of issuance and for interest to accrue on unpaid principal at 11% per annum.

On December 12, 2018, the Company issued 241 shares of Series B Preferred Stock (valued at $1,038 per share) to Eva Moreno Vacas, at the instruction of Gonzalo Camet, in exchange for the full balance of the Secured Promissory Note.

On October 31, 2018, the Company sold 145 shares of Series B Preferred Stock to Wilson Lau, at a price of $1,038 per share, for $150,000.

On November 7, 2018, the Company entered into a Senior Secured Promissory Note with Jennifer A. Heroux in the amount of $300,000. The loan has been repaid in full.

On December 12, 2018, in accordance with the Company’s 2017 Equity Incentive Plan, the Board of Directors granted 2,256,323 Common Stock stock options to Charles Brown, the Company’s Director of Finance. The options began vesting effective as of September 1, 2018 over a period of 48 months and have an exercise price per share of $0.023.

On December 12, 2018, in exchange for the $162,811 and $36,400 of unpaid bonuses due to Kyle Redfield and Shaun Roberts (the current and former Chief Executive Officers of the Company), respectively, accrued for the period January 1, 2017 through December 31, 2017 the Board of Directors granted them Series B Preferred Stock stock options under the 2017 Series B Plan. The option grants to Kyle Redfield and Shaun Roberts were for 157 and 35 shares, respectively, at an exercise price per share of $1,038.

On December 12, 2018, the Company issued 145 shares of Series A Preferred Stock to Kona Holdings II LLC at a price of $1,038 per share for $150,000.

On December 12, 2018, the Company issued 219 and 164 shares of Series B Preferred Stock to Spiral Sun Ventures II, LP and Lincoln Park Partners, respectively, at a price of $913 per share, for $200,000 and $150,000, respectively.

On December 12, 2018, the Company issued 80 shares of Series B Preferred Stock (vesting over 12 months) to Ro’s Beverages, LLC for consulting services.

On December 12, 2018, pursuant to a Revenue Loan and Security Agreement with Decathlon Alpha III, LP (“Decathlon”), Decathlon advanced a loan to the Company in the amount of $1,000,000. Interest shall accrue on the loan from the date of issuance in accordance with rates determined by a percentage of projected revenues outlined in the payment schedule in the Revenue Loan and Security Agreement. The loan will be repaid in monthly installments on the 15th of each month following the date of issuance in amounts as outlined in the aforementioned schedule. The loan is secured by a security interest in all assets of the Company and will mature in May 2023. If desired and if certain terms are met, the Company will have the option to receive an advance of an additional $200,000 during 2019. It is noted in the agreement, that any advance should not be interpreted to cause this loan to be considered as a revolving line of credit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants regarding accounting and financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

A. Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation (under the supervision and with the participation of Kyle Redfield, our Chief Executive Officer (and also the person performing the functions of a chief financial officer for us) as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, Mr. Redfield concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including Mr. Redfield, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Management’s assessment was based on criteria set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control weaknesses: (i) the Company has not implemented measures that would prevent one individual from overriding the internal control system; (ii) as of December 31, 2017, the Company did not maintain a complete onsite financial department staff (e.g., there was no onsite chief financial officer); (iii) the Company utilizes accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and/or can be adjusted so as not to provide an adequate audit trail of entries made in the accounting software; and (iv) the Company’s policies and procedures do not document any process for reviewing and approving or ratifying “related person transactions” . The Company does not believe that these control weakness have resulted in deficient financial reporting. However, the Company plans to conduct appropriate review and oversight of all related person transactions for potential conflict of interest situations on an ongoing basis.

Management has determined that current resources would be appropriately applied elsewhere and when resources permit, the Company will alleviate material weaknesses through various steps.

C. Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter (i.e., our fourth fiscal quarter of 2017) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, our Investor Rights Agreement dated October 24, 2017 provided that Kona Holdings I LLC (but not any assignee of Kona Holdings I LLC) shall serve as a consultant to the Corporation and in such capacity shall advise the Corporation providing strategic advice, industry connections, operational resources, monthly financial review, analysis, establishing strong financial controls and reporting, etc. We expect that this (in conjunction with the equity capital invested by Kona Holdings I LLC and other investors on October 24, 2017 and thereafter) will in due course result in various improvements to our internal control over financial reporting.

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

Name	Positions Held with the Company	Age	Date First Elected or Appointed
James S. Tonkin	Chairman, President, Director	67	January 20, 2017
Shaun Roberts	Founder, Director	47	October 4, 2013
Kyle Redfield	Chief Executive Officer, Director	35	August 10, 2015
Gonzalo Camet	Director	46	October 4, 2013
Michael Hartman	Director	58	December 17, 2017
Mark Masten	Director	46	June 15, 2017
Bradley Paris	Director	43	October 4, 2016
Greg Willsey	Director	38	October 24, 2017

Business Experience

The following is a brief account of the business experience during at least the past five years of each director and executive officer, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

James S. Tonkin – Director, Chairman and President

On January 20, 2017 we appointed James S. Tonkin to our board of directors. On October 25, 2018, Mr. was elected as Chairman and President of the Company. Mr. Tonkin is the Founder and President of HealthyBrandBuilders and has spent over 43 years in the beverage and food industries and is a well-known speaker, teacher and entrepreneur mentor. He has designed and implemented national infrastructure for dozens of clients and has successfully created and implemented business and financial strategies for domestic and international firms focusing on production and manufacturing, branding, sales, marketing and distribution. Mr. Tonkin’s expertise spans the gamut from domestic cheese to potato chips, fortified pet waters to nutraceutical-functional and enhanced beverages. He has been heralded as the beverage expert or “guru” in the functional and nutraceutical beverage segments. As a recognized leader, he is a frequent speaker having served as keynote speaker at the Australian Beverage Summit- Melbourne Australia, Global Bottled Water Congress-Mexico City, and International Dairy Congress- Athens. He has presided over many presentations at WorldNutra Conferences, where he sat as an Advisory Board Member, as well as Nutracon and Natural Products Expos East and West and Healthy Foods Conferences. He often leads panels at “Focus on the Future Forums” and Supplyside East and West for Virgo Publishing.

We believe Mr. Tonkin is qualified to serve on our Board because of his extensive knowledge and experience in the food and beverage industry.

Shaun Roberts – Founder and Director

Mr. Roberts is a co-founder of the KonaRed business and has been a Director since the Company acquired the business; and he served as Chief Executive Officer until October 2017 and as Chairman until October 2018. Mr. Roberts raised the capital which formed the KonaRed business. He started his career in 1994 as Los Angeles sales manager for Waxie Sanitary Supply, the largest privately held janitorial supply company in the U.S. Mr. Roberts then worked from 1996 to 1998 as Western Regional Sales Manager for ABM, Inc., a facility management services and Fortune 1000 company. In 1998 Mr. Roberts co-founded Fluid Concepts, LLC, which developed, created and sold industrial and retail eco-friendly cleaning products into the southern California marketplace. In 2003, Mr. Roberts co-founded Malie, Inc., a spa and beauty products company which now has retail locations in the U.S. and Japan and wholesale distribution around the globe. Mr. Roberts’ role at Fluid Concepts and Malie were reduced to a board member position in 2008.

We believe that Mr. Roberts is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his business experiences described above.

Kyle Redfield - Chief Executive Officer and Director

On August 10, 2015, Kyle Redfield was hired as the Company’s President and Chief Operating Officer. In October 2017, Mr. Redfield became our Chief Executive Officer. For the four and a half years prior to joining the Company, Mr. Redfield was General Manager of Industrial Sales at POM Wonderful, LLC, and a member of its Executive Management Team. POM Wonderful is a major fresh fruit, beverage and fruit extracts company. The Wonderful Company, parent company to POM Wonderful, generated $3.5 billion in sales as of October 2014. At POM Wonderful, Mr. Redfield’s achievements included the start-up of the Industrial Division and growing POM Wonderful’s revenue significantly within his tenure. Mr. Redfield managed a global sales team, and designed and implemented all sales and marketing support materials, while overseeing all marketing, overhead and operational trade expenditures. While expanding national and global sales reach and revenue growth, he created multiple processes for customer service, shipping, technical and regulatory compliance, finance and production, and was responsible for full management of profit & loss, overhead, and budgeting.

We believe Mr. Redfield is qualified to serve on our board of directors because of his industry experience and knowledge of our current operations.

Gonzalo Camet - Director

Gonzalo Camet was an early investor in our predecessor company Sandwich Isles Trading Co., Inc. and has provided advisor services to our business over the course of its development. On October 4, 2013, Mr. Camet was appointed to the Board of Directors and subsequently appointed as a member of the Compensation Committee of the Board. Mr. Camet is one of the main shareholders of JJC Holding Corp. and from 2001 to 2015 was Chief Financial Officer of the JJC Group of Companies, one of the largest engineering and construction businesses in Peru. Mr. Camet also served as Chief Financial Officer of the agricultural division of the JJC Group of Companies from 2001 to 2015. Mr. Camet now resides in Spain where he is establishing a real estate investment business.

We believe Mr. Camet is qualified to serve on the board of directors because of his knowledge and experience in strategic business development and finance.

Michael Hartman – Director

Michael Hartman has been Chief Marketing Officer and Executive Vice President of CEC Entertainment Inc. since January 2015. Mr. Hartman served as Senior Marketing Officer of Busch Gardens and Sesame Place at SeaWorld Entertainment, Inc. Mr. Hartman oversaw marketing programs for Busch Gardens parks in Tampa, Fla. and Williamsburg, Va.; water parks Adventure Island in Tampa and Water Country USA in Williamsburg; and Sesame Place, a Sesame-Street-themed park in Langhorne, Pa. near Philadelphia. He managed corporate marketing functions that support the Busch Gardens brands and Sesame Place. He held a variety of senior marketing positions in 13 years at PepsiCo, most recently Vice President of Marketing for Pepsi Beverages Company in Somers, N.Y. He managed marketing for the $2.5 billion non-carbonated beverage portfolio, including Aquafina, Lipton and Gatorade. He also headed marketing for Pepsi-QTG Canada and was Vice President, Quaker Snack Bars at Frito-Lay Convenience Foods in Chicago. Prior to joining Pepsi, he held marketing positions with Colgate-Palmolive, Reckitt Benckiser and Clarion Performance Properties.

We believe Mr. Hartman is qualified to serve on the board of directors because of his extensive knowledge and experience in marketing of high end beverage products.

Mark Masten – Director

Mark Masten serves as CEO of Joolies Organic Medjool Dates. Previously he was the VP of Global Sales at POM Wonderful. Mr. Masten has over 20 years of experience in development for health foods and beverage brands in the United States and internationally. Prior to his employment at POM Wonderful, Mr. Masten was employed at well-known companies such as Popchips and Wonderful Pistachios & Almonds. Mr. Masten has been recognized among the top leaders in The Wonderful Company for setting strategy, developing annual operating plans and executing against them. He has also launched the Wonderful Pistachio brand in North America and globally, using an integrated sales and marketing campaign and has gained California Pistachio Industry recognition for providing record returns for growers 9 straight years, as well as profit improvement. Mr. Masten has broad experience with top leaders in the health food and beverages industry.

We believe Mr. Masten is qualified to serve on our Board because of his extensive knowledge and experience in the food and beverage industry

Bradley Paris

On October 4, 2016 we appointed Bradley E. Paris to our board of directors. Bradley Paris has worked as an executive in the food and beverage industry leading a range of business functions. Mr. Paris spent 12 years with POM Wonderful, LLC and its parent company, now named The Wonderful Company. While at POM, Mr. Paris was Vice President & General Manager of the company's fresh fruit and industrial ingredient divisions in which he led periods of dramatic growth. After leaving POM in 2013, he was President of a startup frozen food venture called Wild Veggie that was part of the Otsuka Company holding group. He returned briefly to POM Wonderful in 2015, serving as Interim CFO/COO before accepting a role as COO for coconut water company Harmless Harvest. In 2016, Mr. Paris joined meal replacement startup Soylent as COO.

We believe Mr. Paris is qualified to serve on the board because of his knowledge and extensive experience in the food and beverage industry as well as with the supermarket and club store channels in which we sell our products.

Greg Willsey - Director

Greg Willsey is the Founder and Owner of Venice Brands, a Los-Angeles based investment platform that seeks to build category leaders in the consumer space. He has built an experienced team of leaders and functional experts who have spent years finding, investing in, and building successful consumer brands. Venice Brands has 7 brands in its portfolio across the food, beverage, fitness and pet verticals.

Mr. Willsey is also a partner at Monogram Capital, a consumer private equity firm located in Los Angeles. He works across all aspects of investments, from sourcing and diligence to deal structuring and operations. He joined Monogram as its third partner and member of the investment committee when the firm had made initial investments in Pizza Studio and Dig Inn, and since joining he has helped the firm make 12 additional investments and to develop an active presence in the food & beverage space.

Prior to starting his own firm, Mr. Willsey held P&L responsibility for POM Wonderful. His responsibilities included setting the company’s strategy and annual budget, creating sales targets and setting pricing for all products, managing a 30+ person sales team, leading strategic and operational initiatives, managing financial reporting & accounting, and approving all employment agreements & capex. He started with The Wonderful Company as a Director of Strategy and M&A, where he led the diligence of potential acquisitions and portfolio company initiatives.

Mr. Willsey was an Engagement Manager at McKinsey & Company, where he spent 5+ years in the CPG, media & entertainment, and private equity industries. He also worked in partnership marketing for US Airways, helping to redesign the company’s credit card portfolio and member benefits, and to develop and implement a national advertising campaign.

Mr. Willsey is a member of the State Bar of California.

We believe Mr. Willsey is qualified to serve on our board of directors because of his extensive knowledge and experience with food and beverage companies as well as the financial world.

On October 24, 2017, the Company’s Board of Directors elected Mr. Willsey to the Board of Directors for a “Series A Director” seat.  He is the Manager of Kona Holdings I LLC and of Kona Holdings II LLC, and his election was a condition to the closing of the October 24, 2017 Series A Preferred Stock Purchase Agreement.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

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

Audit Committee

The duties of an audit committee have been undertaken to date by the full Board of Directors. The Board of Directors includes more than one person who is within the SEC’s definition of an “audit committee financial expert.” One of such persons is Mr. Woolsey, who is an independent director.

Compensation Committee

The Compensation Committee is comprised of two independent directors (Mr. Camet and Mr. Paris) and is responsible for the review of all executive compensation matters.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of any class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of any class of our equity securities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d), and certain written representations from executive officers and directors, we are unaware of any required reports that were not timely filed, including compliance with the requirements of the Sarbanes-Oxley Act.

Code of Ethics

We have adopted a Code of Ethics that applies to, and which has been signed by our: Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Secretary & Treasurer, and all directors; and which will be signed by all persons holding similar positions in the future. This code is incorporated by reference herein as Exhibit 14.1. Upon request, the Company will furnish a copy of this Code of Ethics by mail to any person without charge. Such requests should be made in writing and mailed to: KonaRed Corporation, 2042 Corte Del Nogal, Suite C, Carlsbad, CA 92011, attn: KonaRed Corporation Code of Ethics Request.

ITEM 11. EXECUTIVE COMPENSATION

The summary compensation table below covers all compensation paid by our Company to the following persons, who we will collectively refer to as the “Named Executive Officers,” for all services rendered in all capacities to us for the fiscal years ended December 31, 2017 and December 31, 2016. These named executive officers include: (a) all individuals serving as the principal executive officer of the Company during the year ended December 31, 2017; (b) each of two most highly compensated executive officers of our Company other than its principal executive officer who were serving as executive officers at December 31, 2017; and (c) up to two additional individuals for whom disclosure would have been provided under “(b)” but for the fact that the individual was not serving as an executive officer at December 31, 2017.

Summary Compensation Table – Years Ended December 31, 2017 and December 31, 2016

Name and Principal Positions	Fiscal Year	Salary	Bonus		Option Awards			All Other Compensation		Total ($)
Kyle Redfield	2017	$202,111		$(1)		$718,897	(1)		$10,200	$931,208	(1)
CEO and Former President & COO	2016	$223,439	$0		$	Nil		$	Nil	$223,439
Shaun Roberts	2017	$101,208		$(1)		$277,426	(1)		$18,000	$396,634	(1)
Former CEO	2016	$105,624	$0		$	Nil		$	Nil	$105,624

(1) See “Equity Awards” below regarding bonuses and option awards for 2017.  By agreement, and in conjunction with the October 2017 Preferred Stock financing, significant stock options grants were issued to the Named Executive Officers in place of accrued cash bonus amounts.  The figures shown in the “Option Awards” column represents the Black-Scholes dollar value of option grants and does not involve the payment of cash to the Named Executive Officers; moreover, the dollar figure of the column is for each entire stock option, even though only a few months of the stock options vested in 2017.  (By contrast, the stock-based compensation expense figures in the 2017 financial statements include only the value of the portions of the respective stock options which vested during 2017.)

Equity Awards

All equity awards in favor of the Named Executive Officers outstanding on December 31, 2017 are set forth in the following table. All such equity awards (stock options) were granted on October 24, 2017; no equity wards other than stock options were outstanding in favor of the Named Executive Officers outstanding on December 31, 2017.

All of the stock options were issued as a part of the Preferred Stock financing of October 24, 2017. The Series B Preferred Stock stock options were issued in lieu of accrued cash bonus compensation owed for services through September 30, 2017 ($94,988 in the case of Mr. Redfield and $27,300 in the case of Mr. Roberts.)

Outstanding Equity Awards at Fiscal Year-End
Name	Number of Securities Underlying Options	Option Exercise Price ($/share)	Option Expiration Date
Kyle Redfield	18,368,516 Common	$0.042	10/24/2027
Kyle Redfield	67.11 Series B Preferred	$1,415.4661	10/24/2027
Shaun Roberts	7,347,406 Common	$0.042	10/24/2027
Shaun Roberts	19.29 Series B Preferred	$1,415.4661	10/24/2027

Employment Contracts and Termination of Employment and Change in Control Arrangements

With respect to our Named Executive Officers, we disclose the following agreements:

Shaun Roberts – Former Chief Executive Officer

On October 24, 2017, the Company entered into a one-year consulting letter agreement with The Roberts Group, LLC, with Mr. Roberts as an express third-party beneficiary thereof. It shall be the responsibility of The Roberts Group to provide the consulting services of Shaun Roberts to the Company to fulfill the services obligations of this relationship. The compensation will include an annual amount of $110,000 to be paid monthly, in addition to an annual rent and automobile allowance of $10,800 and $7,200, respectively, which will also be paid on a monthly basis. Mr. Roberts will also be paid on a calendar monthly basis, a commission equal to 5% of all sales of Company products to Connected Coffee Trading Co. for distribution to China. This commission shall continue to be payable until 10 years after the termination of Mr. Roberts from all capacities as a service provider to the Company.

Kyle Redfield – Current Chief Executive Office, Former President and Chief Operating Officer

Effective October 24, 2017, Mr. Redfield assumed the role of Chief Executive Officer and entered into a two-year employment letter agreement with a base salary of $210,000 per year, increasing to $250,000 per year effective October 24, 2018 (but rolled back effective January 1, 2019, because the Company achieved less than $7,000,000 in net sales in 2018), and a standard target bonus of 15% of base salary to be paid in cash subject to certain conditions. The base salary is subject to increase on the first anniversary date of the start date to an annual amount of $250,000. In addition, Mr. Redfield will be provided with an annual automobile allowance of $7,800 to be paid monthly.

The employment letter agreement provides that heath care and other benefits generally made available to other executives of the Company will be provided to Mr. Redfield. The employment letter agreement has a non-solicitation clause wherein Mr. Redfield agrees not to, during the term of the employment letter agreement and for a period of 12 months from the termination of the Agreement, directly or non-directly solicit or recruit any of the Company’s employees or divulge any confidential information of the Company.

Compensation Policies as Related to Risk Management

Understanding that we are an emerging growth company, our Board of Directors has established compensation policies and practices for senior management that include a relative overweighting of equity-based compensation and a relative underweighting of current cash compensation. The Board of Directors believes that, in addition to preserving the Company’s limited cash resources, this aligns the interest of senior management with the interest of shareholders. (In addition, the Board of Directors believes that, given the nature and phase of development of our Company, the persons who have chosen to be and remain our shareholders expect and desire that management take significant risks with the goal of achieving rapid growth, and so that to the extent our compensation policies and practices tend our management toward risk-taking, that result is consistent with the desires of our shareholder body (and also consistent with the best interest of the Company).

Director Compensation

There are no standard compensation agreements in place with any director for services as a director. During the year ended December 31, 2017, we paid no cash fees and no equity-based compensation to our directors (other than compensation to our named executive officers Kyle Redfield and Shaun Roberts, all of which compensation is fully reflected in the Summary Compensation Table).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners

The following table provides certain information regarding the ownership of our common stock or preferred stock, as of January 18, 2019 by each person known to us to own more than 5% of our outstanding common stock or outstanding preferred stock. (Directors and officers who could have been included both in this table and in the following “Security Ownership of Management” table are, however, included only in the following “Security Ownership of Management” table.)

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class(2)
Common Stock	Kona Holdings I LLC (3)(5) 101 California Avenue #401, Santa Monica, CA 90403	143,173,500	39%
Common Stock	Kona Holdings II LLC (4)(5) 101 California Avenue #401, Santa Monica, CA 90403	124,264,500	35%
Common Stock	PCF Holdings Group LLC(6) c/o Cyrano Group, Inc., 10866 Wilshire Blvd., Suite 500, Los Angeles, CA 90024	50,331,242	17.5%
Common Stock	Eva Moreno Vacas(5)(7) Castillo de Malpica 108, Villafranca del Castillo, 28692, Madrid, Spain	27,203,255	11%
Common Stock	VDF FutureCeuticals, Inc. 2692 IL-1, Momence, IL 60954	13,092,242	8%
Preferred Stock	Kona Holdings I LLC(3) 101 California Avenue #401, Santa Monica, CA 90403	2,863.47	44%
Preferred Stock	Kona Holdings II LLC(4) 101 California Avenue #401, Santa Monica, CA 90403	2,485.29	42%
Preferred Stock	Eva Moreno Vacas(7) Castillo de Malpica 108, Villafranca del Castillo, 28692, Madrid, Spain	385.1	7%

Notes:

(1)  Except as otherwise indicated, we believe that the beneficial owners listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) The denominator for this percentage calculation is based on the 226,366,621 issued and outstanding common shares of the Company as of January 18, 2019. Exercisable option and warrant shares are added to one’s own shares issued and outstanding and to total shares issued and outstanding to calculate the ownership percentage of each party, but exercisable option and warrant shares of all the other holders are not included in the denominator for the party’s percentage calculation. Nonetheless, for purposes of calculating percentages of beneficial ownership of the Common Stock Class, all convertible Preferred Stock of all persons is deemed to have been converted into Common Stock.

(3) Includes shares underlying warrants for 734.73 Series A Preferred Stock shares, but excludes warrants to acquire 5% of the then-outstanding (on a fully-diluted basis) shares of Common Stock of the Company.

(4) Includes shares underlying warrants for 275.52 Series A Preferred Stock shares.

(5) Includes, as Common Stock beneficially owned by the holder, all shares underlying Preferred Stock beneficially owned by the holder.

(6) The designees of PCF Holding Group, LLC, which includes Richard Fischler who owns 2,500,000 shares, as a group own 25,000,000 shares of the Company and have been issued 37,500,000 warrants to purchase 37,500,000 shares. In total, PCF Holdings Group, LLC beneficially controls 50,000,000 shares; however the Purchase Agreement executed with PCF Holdings Group, LLC limits their ownership to a maximum of 17.5% of the issued and outstanding shares of the Company which translates to a current ownership of 39,614,159 if sufficient warrants were exercised to achieve that level.

(7) Eva Moreno Vacas is the wife of Company director Gonzalo Camet. He disclaims beneficial ownership of her shares.

Security Ownership of Management

The following table provides certain information regarding the ownership of our common stock or preferred stock, as of January 18, 2019, by: (i) each of our Named Executive Officers; (ii) each of our directors; and (iii) all of our executive officers and directors as a group.

Security Ownership of Management
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (Common Stock)(2)
Common Stock	Kyle Redfield (3) 2042 Corte Del Nogal, Suite 200, Carlsbad, CA 92011	37,215,002	15%
Common Stock	Shaun Roberts (4) 2042 Corte Del Nogal, Suite 200, Carlsbad, CA 92011	22,100,220	9%
Common Stock	Gonzalo Camet (5) 2042 Corte Del Nogal, Suite 200, Carlsbad, CA 92011	2,375,000	1%
Common Stock	James S. Tonkin 2042 Corte Del Nogal, Suite 200, Carlsbad, CA 92011	250,000	<1%
Common Stock	Michael Hartman 2042 Corte Del Nogal, Suite 200, Carlsbad, CA 92011	250,000	<1%
Common Stock	Mark Masten 2042 Corte Del Nogal, Suite 200, Carlsbad, CA 92011	1,159,091	1%
Common Stock	Bradley Paris 2042 Corte Del Nogal, Suite 200, Carlsbad, CA 92011	150,000	<1%
Common Stock	Greg Willsey (6) 2042 Corte Del Nogal, Suite 200, Carlsbad, CA 92011	267,438,000	54%
Common Stock	All executive officers and directors as a group (8 persons)	330,937,313	62%

Notes:

(1)  Except as otherwise indicated, we believe that the beneficial owners listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) The denominator for this percentage calculation is based on the 226,366,621 issued and outstanding common shares of the Company as of January 18, 2019. Exercisable option and warrant shares are added to one’s own shares issued and outstanding and to total shares issued and outstanding to calculate the ownership percentage of each party, but exercisable option and warrant shares of all the other holders are not included in the denominator for the party’s percentage calculation. Nonetheless, for purposes of calculating percentages of beneficial ownership of the Common Stock Class, all convertible Preferred Stock of all persons is deemed to have been converted into Common Stock.  Mr. Willsey beneficially owns 80% of the Preferred Stock class.

(3) Includes 18,368,516 shares subject to Common Stock stock options and 224.11 shares of Series B Preferred Stock subject to Series B Preferred Stock stock options. (For purposes of this table, such shares of Series B Preferred Stock are deemed converted into 50,000 shares of Common Stock apiece.)

(4) Includes 7,347,406 shares subject to Common Stock stock options and 54.29 shares of Series B Preferred Stock subject to Series B Preferred Stock stock options. (For purposes of this table, such shares of Series B Preferred Stock are deemed converted into 50,000 shares of Common Stock apiece.)

(5) Includes 2,375,000 shares underlying common stock warrants. Gonzalo Camet disclaims beneficial ownership of shares owned by his wife Eva Moreno Vacas.

(6) Includes 4,338.51 shares of outstanding Series A Preferred Stock and 1,010.25 shares of Series A Preferred Stock subject to Series A Preferred Stock warrants. (For purposes of this table, such shares of Series A Preferred Stock are deemed converted into 50,000 shares of Common Stock apiece.) All such shares and warrants are held by limited liability companies of which Mr. Willsey is the Manager.  Excludes warrants, held by a limited liability company of which Mr. Willsey is the Manager, to acquire 5% of the then-outstanding (on a fully-diluted basis) shares of Common Stock of the Company.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Business Relationships

In connection with the October 24, 2017 Series A Preferred Stock Purchase Agreement closing, changes were made in the employment/titles status of Kyle Redfield and Shaun Roberts.

Mr. Redfield received the title of Chief Executive Officer and entered into a new two-year employment agreement with the Company. Mr. Roberts received the titles of Chairman and Founder and will no longer be a Company employee, but The Roberts Group, LLC (an affiliate of Mr. Roberts) entered into a one-year consulting agreement with the Company.

Under the October 24, 2017 employment agreement, Mr. Redfield will receive a salary of $210,000 per year, increasing to $250,000 per year effective October 24, 2018 (but rolled back effective January 1, 2019, because the Company achieved less than $7,000,000 in net sales in 2018), and was also eligible for a discretionary annual cash bonus against a 15% bonus target.  Mr. Redfield will also receive an automobile allowance of $650 per month.  Mr. Redfield received 18,368,516 Common Stock nonqualified stock options under the Company’s new 2017 Equity Incentive Plan, at an exercise price of $0.042 per share.  In addition, in lieu of $94,988 of the cash bonuses owed for services through September 30, 2017, Mr. Redfield received 67.11 Series B Preferred Stock nonqualified stock options under the Company’s new 2017 Series B Equity Incentive Plan, at an exercise price of $1,415.4661 per share.

Under the October 24, 2017 consulting agreement, The Roberts Group, LLC received a consulting fee of $110,000 per year, plus an ongoing 5% commission on Company sales to Connected Coffee Trading Co. for distribution to China, and was also eligible for a discretionary annual cash bonus against a 15% bonus target.  The Roberts Group, LLC also received an office rent allowance of $900 per month and an automobile allowance of $600 per month.  Mr. Roberts received 7,347,406 Common Stock nonqualified stock options under the Company’s new 2017 Equity Incentive Plan, at an exercise price of $0.042 per share.  In addition, in lieu of $27,300 of the cash bonuses owed for services through September 30, 2017, Mr. Roberts received 19.29 Series B Preferred Stock nonqualified stock options under the Company’s new 2017 Series B Equity Incentive Plan, at an exercise price of $1,415.4661 per share.

On December 12, 2018, in exchange for the $162,811 and $36,400 of unpaid bonuses due to Mr. Redfield and Mr. Roberts, respectively, accrued for the period January 1, 2017 through December 31, 2017 the Board of Directors granted them Series B Preferred Stock stock options under the 2017 Series B Equity Incentive Plan. The option grants to Mr. Redfield and Mr. Roberts were for 157 and 35 shares, respectively, at an exercise price per share of $1,038.

In an Investor Rights Agreement dated October 24, 2017, the Company agreed to pay Kona Holdings I LLC a financial consulting fee of $50,000 per year beginning April 24, 2018 (increasing to $75,000 per year after the Company achieves net sales of at least $7,000,000 in a calendar year). The Company and Kona Holdings I LLC later agreed that, starting from the quarterly period beginning July 15, 2018, the financial consulting fee would not be paid in cash to Kona Holdings I LLC, but rather would be paid in the form of $4,500 cash to Kona Holdings II LLC per quarterly period plus 18 shares of Series A Preferred Stock to Venice Brands, LLC (for the account of Kona Holdings II LLC) per quarterly period. Gregory Willsey is the controlling person of each of Kona Holdings I LLC, Kona Holdings II LLC and Venice Brands, LLC.

In the October 24, 2017 Series A Preferred Stock Purchase Agreement transaction, in exchange for $1,600,000 Kona Holdings I LLC purchased 1,130.37 shares of Series A Preferred Stock and received significant amounts of warrants and other rights.

During the years ended December 31, 2017 and 2016, our Company entered into various debt and equity financing transactions with Gonzalo Camet as the investor, as described elsewhere in this Report.

During the years ended December 31, 2017 and 2016, our Company shared a lease for a 10,000 square foot facility in San Clemente, California, with Malie, Inc. (“Malie”), a company owned by Shaun Roberts and his spouse, who is the CEO of Malie. Malie’s occupancy ended on April 30, 2016, at which time we became responsible for all lease payments.

As described elsewhere in this Report, we engaged in several transactions in 2016 and 2017 with PCF, which is affiliated with Richard Fischler, who was at the time a Company director.

Related-party transactions require the approval of our Board of Directors.

Director Independence

Except for Mr. Redfield and Mr. Roberts, and except that Mr. Tonkin became a non-independent director in 2018 when he was elected as our President, all of our directors are (and at all times in 2017 were) independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2017:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
2017 Equity Incentive Plan, approved by shareholders	25,715,922 common shares	$0.042 per share	11,021,110 common shares
2017 Series B Equity Incentive Plan, approved by shareholders	87.4 shares of Series B Preferred Stock	$1,415.4661 per share	0.6 shares of Series B Preferred Stock
2014 Flexible Stock Plan, approved by shareholders	nil	n/a	4,000,000 common shares
2013 Stock Option Plan, approved by shareholders	nil	n/a	6,750,000 common shares

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

Audit Fees

The aggregate fees billed for the 2017 and 2016 fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs, or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2017: $38,200 – M&K CPAs, PLLC

2016: $37,997 – M&K CPAs, PLLC

Audit - Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2017: $Nil – M&K CPAs, PLLC

2016: $Nil – M&K CPAs, PLLC

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2017: $Nil – M&K CPAs, PLLC

2016: $Nil – M&K CPAs, PLLC

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2017: $Nil – M&K CPAs, PLLC

2016: $Nil – M&K CPAs, PLLC

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Filed
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.2	Bylaws	(attached as an exhibit to our Registration Statement on Form S-1, filed on August 22, 2011)
3.3	Articles of Merger dated effective September 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
3.4	Certificate of Change dated effective September 9, 2013	(attached as an exhibit to our current report on Form 8-K, filed on September 13, 2013)
3.5	Certificate of Correction as to Articles of Incorporation, filed August 28, 2017	Filed herewith
3.6	Certificate of Correction as to Articles of Merger, filed August 31, 2017	Filed herewith
3.7	Certificate of Designation for Series A Preferred Stock, filed October 24, 2017	(attached as an exhibit to our current report on Form 8-K, filed on October 30, 2017)
3.8	Certificate of Designation for Series B Preferred Stock, filed October 24, 2017	(attached as an exhibit to our current report on Form 8-K, filed on October 30, 2017)
3.9	Certificate of Amendment to Articles of Incorporation, filed September 26, 2018	Filed herewith
3.10	Certificate of Amendment to Certificate of Designation for Series B Preferred Stock, filed September 26, 2018	Filed herewith
(10)	Material Contracts
10.1	Binding Letter agreement dated June 5, 2013 with Sandwich Isles Trading Company, Inc.	(attached as an exhibit to our current report on Form 8-K, filed on June 11, 2013)
10.2	Asset Purchase Agreement dated October 4, 2013 with Sandwich Isles Trading Co. Inc.	(attached as an exhibit to our current report on Form 8-K, filed on October 10, 2013)
10.4	2013 Stock Option Plan	(attached as an exhibit to our current report on Form 8-K filed on January 10, 2014)
10.5	Form of Stock Option Agreement for 2013 Stock Option Plan (US persons)	(attached as an exhibit to our current report on Form 8-K filed on January 10, 2014)
10.6	Form of Stock Option Agreement 2013 Stock Option Plan (non-US persons)	(attached as an exhibit to our current report on Form 8-K filed on January 10, 2014)
10.7	Form of securities purchase agreement 2013 Stock Option Plan (non US purchaser)	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.8	Form of securities agreement 2013 Stock Option Plan (US purchaser)	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.9	Form of warrant certificate (non US Purchaser)	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.10	Form of warrant certificate (US Purchaser)	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.11	Senior Convertible Note	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.12	Pledge and Security Agreement	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.13	Warrant	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)

10.14	Registration Rights Agreement	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.15	Investor Rights Agreement	(attached as an exhibit to our current report on Form 8-K, filed on February 3, 2014)
10.18	Convertible Debenture Purchase Agreement, dated as of January 20, 2015, by and between KonaRed Corporation and Group 10 Holdings, LLC	(attached as an exhibit to our current report on Form 8-K filed on January 23, 2015)
10.19	Subordinated Promissory Note issued to Solait Corp June 5, 2015	(attached as an exhibit to our current report on Form 8-K filed on June 6, 2015)
10.20	Purchase Agreement, dated as of June 16, 2015, by and between KonaRed Corporation and Lincoln Park Capital Fund, LLC	(attached as an exhibit to our current report on Form 8-K, filed on June 18, 2015)
10.21	Registration Rights Agreement, dated as of June 16, 2015, by and between KonaRed Corporation and Lincoln Park Capital Fund, LLC	(attached as an exhibit to our current report on Form 8-K, filed on June 18, 2015)
10.22	Amended and Restated Warrant issued to Lincoln Park Capital Fund, LLC	(attached as an exhibit to our current report on Form 8-K, filed on June 18, 2015)
10.23	Form of subscription agreement executed June 29, 2015	(attached as an exhibit to our Form S-1, filed on July 6, 2015)
10.25	Purchase Agreement, dated as of August 18, 2015, by and between KonaRed Corporation and Lincoln Park Capital Fund, LLC	(attached as an exhibit to our current report on Form 8-K filed on August 18, 2015)
10.26	Senior Convertible Note issued to Lincoln Park Capital Fund, LLC August 18, 2015	(attached as an exhibit to our current report on Form 8-K filed on August 18, 2015)
10.27	Warrant issued to Lincoln Park Capital Fund, LLC August 18, 2015	(attached as an exhibit to our current report on Form 8-K filed on August 18, 2015)
10.28	Subordinated Promissory Note issued to Solait Corp June 5, 2015	(attached as an exhibit to our current report on Form 8-K filed on June 6, 2015)
10.29	Purchase Agreement, dated as of September 30, 2015, by and between KonaRed Corporation and Black Mountain Equities Inc.	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.30	Subordinated Promissory Note issued to Black Mountain Equities Inc. September 30, 2015	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.31	Warrant issued to Black Mountain Equities Inc. September 30, 2015	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.32	Purchase Agreement, dated as of September 30, 2015, by and between KonaRed Corporation and Gemini Master Fund, Ltd.	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.33	Subordinated Promissory Note issued to Gemini Master Fund, Ltd. September 30, 2015	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.34	Warrant issued to Gemini Master Fund, Ltd. September 30, 2015	(attached as an exhibit to our current report on Form 8-K filed on October 1, 2015)
10.40	Form of unit offers form of subscription agreement including warrant (applicable to all 2016 unit offers)	(attached as an exhibit to our annual report on Form 10-K filed on April 13, 2016)
10.41	Subordinated Promissory Note issued to Gonzalo Camet July 31, 2016	(attached as an exhibit to our annual report on Form 10-K filed on April 13, 2017)
10.42	Debt Conversion Agreement dated August 30, 2016 by and between KonaRed Corporation and Black Mountain Equities Inc.	(attached as an exhibit to our annual report on Form 10-K filed on April 13, 2017)
10.43	Form of stock offering subscription agreement August 2016	(attached as an exhibit to our annual report on Form 10-K filed on April 13, 2017)

10.44	Note Maturity Extension Agreement, dated as of September 23, 2016 by and between KonaRed Corporation and Gemini Master Fund, Ltd.	(attached as an exhibit to our annual report on Form 10-K filed on April 13, 2017)
10.45	Settlement Agreement, dated as of October 18, 2016 by and between KonaRed Corporation and Splash Beverages Group, Inc.	(attached as an exhibit to our current report on Form 8-K filed on October 21, 2016)
10.47	Note Exchange Agreement, dated as of November 7, 2016 by and between KonaRed Corporation and Black Mountain Equities Inc.	(attached as an exhibit to our annual report on Form 10-K filed on April 13, 2017)
10.48	Convertible Note issued November 7, 2016 to Black Mountain Equities Inc.	(attached as an exhibit to our annual report on Form 10-K filed on April 13, 2017)
10.49	Note Maturity Extension Agreement, dated as of December 2, 2016 by and between KonaRed Corporation and Vista Capital Investments LLC	(attached as an exhibit to our annual report on Form 10-K filed on April 13, 2017)
10.50	Securities Purchase Agreement, dated as of December 6, 2016, by and between KonaRed Corporation and PCF Holdings Group, LLC	(attached as an exhibit to our current report on Form 8-K filed on December 7, 2016)
10.51	Form of warrants issued to PCF Holdings Group, LLC	(attached as an exhibit to our current report on Form 8-K filed on December 7, 2016)
10.52	Notes Maturities Extension Agreement, dated as of December 16, 2016 by and between KonaRed Corporation and Lincoln Park Capital Fund, LLC	(attached as an exhibit to our current report on Form 8-K filed on December 20, 2016)
10.53	Warrant issued to Lincoln Park Capital Fund, LLC December 16, 2016	(attached as an exhibit to our current report on Form 8-K filed on December 20, 2016)
10.54	VDF Senior Note & Pledge and Security Agreement Addendums, dated as of January 4, 2017 by and between KonaRed Corporation and VDF FutureCeuticals, Inc.	(attached as an exhibit to our annual report on Form 10-K filed on April 13, 2017)
10.55	Resignation Letter received from Director William Van Dyke January 20, 2017	(attached as an exhibit to our current report on Form 8-K filed on January 23, 2017)
10.56	Notes Maturity Extension Agreement, dated as of January 27, 2017 by and between KonaRed Corporation and Gonzalo Camet	(attached as an exhibit to our current report on Form 8-K filed on January 30, 2017)
10.57	Subordinated Promissory Note issued to SFC Investment SA February 14, 2017	(attached as an exhibit to our annual report on Form 10-K filed on April 13, 2017)
10.58	Letter Agreement and Form of Warrant, dated as of May 9, 2017 by and between KonaRed Corporation and Lincoln Park Capital Fund, LLC	(attached as an exhibit to our quarterly report on Form 10-Q filed on May 16, 2017)
10.59	Amendment No. 1 to Senior Convertible Note between KonaRed Corporation and VDF FutureCeuticals, Inc., dated September 29, 2017.	(attached as an exhibit to our current report on Form 8-K, filed on filed on October 5, 2017)
10.60	Amended and Restated Investor Rights Agreement between KonaRed Corporation and VDF FutureCeuticals, Inc., dated September 29, 2017	(attached as an exhibit to our current report on Form 8-K, filed on filed on October 5, 2017)
10.61	Sale Restriction Agreement between KonaRed Corporation and VDF FutureCeuticals, Inc., dated September 29, 2017.	(attached as an exhibit to our current report on Form 8-K, filed on filed on October 5, 2017)
10.62	Series A Preferred Stock Purchase Agreement with Kona Holdings I LLC and Kona Holdings II LLC, dated October 24, 2017	Filed herewith
10.63	Series B Preferred Stock Purchase Agreement, dated October 24, 2017	Filed herewith

10.64	Investor Rights Agreement, dated October 24, 2017	Filed herewith
10.65	Stockholders Agreement, dated October 24, 2017	Filed herewith
10.66	Employment letter agreement with Kyle Redfield, dated October 24, 2017	Filed herewith
10.67	Consulting letter agreement with The Roberts Group, LLC, dated October 24, 2017	Filed herewith
10.68	2017 Equity Incentive Plan	Filed herewith
10.69	2017 Series B Equity Incentive Plan	Filed herewith
10.70	“Venice Brands Warrant,” dated October 24, 2017	Filed herewith
10.71	Example of Sales Shortfall Warrant, dated October 24, 2017	Filed herewith
10.72	Example of Series A Pre-Wired Warrant #1, dated October 24, 2017	Filed herewith
10.73	Example of Series A Pre-Wired Warrant #2, dated October 24, 2017	Filed herewith
10.74	Example of Series B Pre-Wired Warrant #1, dated October 24, 2017	Filed herewith
10.75	Example of Series B Pre-Wired Warrant #2, dated October 24, 2017	Filed herewith
10.76	Example of Existing Derivative Security Warrant, dated October 24, 2017	Filed herewith
10.77	Settlement Agreement and General Release with Lincoln Park Capital Fund, LLC, dated December 29, 2017	Filed herewith
(14)	Code of Ethics
14.1	Code of Ethics	(attached as an exhibit to our annual report on Form 10-K filed on March 18, 2014)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Kyle Redfield	Filed herewith
31.2	Certification of Kyle Redfield	Filed herewith
(32)	Section 1350 Certifications
32.1	Certification of Kyle Redfield	Filed herewith
32.2	Certification of Kyle Redfield	Filed herewith
(101)	Interactive Data File
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Taxonomy Extension Labels Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not elected.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

KONARED CORPORATION

/s/ Kyle Redfield

Kyle Redfield

Chief Executive Officer and

as the person performing for such corporation the functions

of the chief financial officer of a corporation, its principal financial officer

      Dated: March 6, 2019

/s/ Charles Brown

Charles Brown

Principal accounting officer/controller

      Dated: March 6, 2019

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shaun Roberts	Dated: March 6, 2019
Shaun Roberts Director

/s/ Greg Willsey	Dated: March 6, 2019
Greg Willsey Director

/s/ Gonzalo Camet	Dated: March 6, 2019
Gonzalo Camet Director

/s/ Mark Masten	Dated: March 6, 2019
Mark Masten Director

/s/ Bradley Paris	Dated: March 6, 2019
Bradley Paris Director

/s/ Kyle Redfield	Dated: March 6, 2019
Kyle Redfield Director

/s/ Michael Hartman	Dated: March 6, 2019
Michael Hartman Director

/s/ James S. Tonkin	Dated: March 6, 2019
James S. Tonkin Director